Form 10-K
period 2021-12-31
Gardiner Healthcare Acquisitions Corp.
filed 2022-03-31
CIK 1858912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-41185

GARDINER HEALTHCARE ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2899992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3107 Warrington Road Shaker Heights, OH
44120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 633-6708

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, consisting of one share of Common Stock, par value $0.0001 per share, and one Redeemable Warrant	THE NASDAQ STOCK MARKET LLC
Common Stock, par value $0.0001 per share	THE NASDAQ STOCK MARKET LLC
Redeemable Warrants, each exercisable for one share of Common Stock for $11.50 per share	THE NASDAQ STOCK MARKET LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on the Nasdaq Global Market (“Nasdaq”) on December 22, 2021 and the registrant’s common stock and warrants began separate trading on Nasdaq on January 13, 2022. The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, computed by reference to the closing price of the units reported on Nasdaq on such date, was $87,026,250.

The number of shares outstanding of the Registrant’s shares of common stock as of March 4, 2022 was 10,781,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GARDINER HEALTHCARE ACQUISITIONS CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the below section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company in the early stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our stockholders do not support such a combination.
●	Our public stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.
●	Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented. Our officers and directors are not prohibited from becoming either a director or officer of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within 12 months (or up to 18 months at our co-sponsors’ option, as described herein) from the December 27, 2021 closing of our initial public offering may give potential target businesses leverage over us in negotiating our initial business combination.
●	Our public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, our public stockholders may be forced to sell their public shares, potentially at a loss.

●	Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our public stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least 12 months (or up to 18 months at our co-sponsors’ option, as described herein), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from Gardiner Healthcare Holdings, LLC (“Gardiner Holdings”), its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	If we are unable to complete our initial business combination, our public stockholders may be forced to wait up to 12 months (or up to 18 months at our co-sponsors’ option, as described herein) from the closing of our initial public offering on December 27, 2021 or longer before redemption from our trust account. In addition, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.10 per share) on our redemption, and our warrants will expire worthless.

PART I

ITEM 1.BUSINESS

Introduction

Gardiner Healthcare Acquisitions Corp., which we refer to as “we,” “us” or “the Company,” is a blank check company incorporated on March 25, 2021 as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We have engaged in an extensive research effort to identify a large number of potential targets and have initiated discussions with business combination targets.

On December 27, 2021, the Company consummated its initial public offering of 7,500,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing its initial public offering, the Company consummated the sale of 4,450,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsors, Gardiner Holdings, Chardan Gardiner LLC (“Chardan Gardiner”), and CCMAUS Pty Ltd. (“CCMAUS”) (collectively referred to as the “co-sponsors”) generating gross proceeds of $4,450,000. Hereinafter, the consummation of the initial public offering of 7,500,000 units along with the simultaneous consummation of the sale of the 4,450,000 Private Placement Warrants are collectively referred to as the “IPO”.

On December 29, 2021, Chardan Capital Markets LLC (“Chardan”), acting as the representative of the underwriters, exercised in full its over-allotment option to acquire 1,125,000 over-allotment option units at a price of $10.00 per over-allotment option unit (the “Over-allotment Closing”), resulting in total gross proceeds of $11,250,000 to the Company.

Offering costs for the IPO and the Over-allotment Closing amounted to $2,379,906, consisting of $1,875,000 of underwriting fees and $504,906 of other costs. The Company has entered into a business combination marketing agreement whereby it is obligated to pay Chardan $3,018,750 (3.5% of the gross proceeds from the IPO and the Over-allotment Closing which is being held in the trust account) contingent upon the consummation of a Business Combination.

Following the December 27, 2021 closing of the IPO and the December 29, 2021 Over-allotment Closing, $87,112,500 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a trust account. The amounts placed in the trust account are being invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the trust account, as described below.

General

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our management team’s background, and intend to  capitalize on the ability of our management team to identify and acquire a business in the healthcare or healthcare related industries. In particular, we are targetting North American or European companies in the life sciences and medical technology sectors, with a specific focus on small and large molecule therapeutics, where our management team as a whole has extensive operational and investment experience. We may pursue a transaction in which our shareholders immediately prior to the completion of our initial business combination would collectively own a minority interest in the post-business combination company.

The Company has three co-sponsors: Gardiner Holdings, Chardan Gardiner and CCMAUS.

Gardiner Holdings is a wholly owned subsidiary of Gardiner Founder, LLC, a life sciences investment company focused on early mid-stage clinical stage assets. Our founders have 120 years of combined experience in the life sciences. Marc F. Pelletier, PhD (Chief Executive Officer, co-founder) and Paul R. McGuirk, PhD (Chief Development Officer, co-founder) worked recently together on Aeromics, Inc. (“Aeromics”), and Frank C. Sciavolino, PhD (board member, co-founder) co-founded Thetis Pharmaceuticals

(“Thetis”) with Greg Gardiner, our company’s namesake. Prior to launching Aeromics and Thetis, Paul R. McGuirk and Frank C. Sciavolino held senior positions at Pfizer, as Executive Director and Vice President of R&D Operations, respectively, and were responsible for four marketed drugs at Pfizer, with over $25 billion in sales. Marc F. Pelletier also co-founded Iridia, Inc., a company that is developing DNA-based memory chips.

Chardan Gardiner is an affiliate of Chardan, an investment firm and a provider of investment banking services, primarily focused on private and public emerging companies in the healthcare industry. Since its inception, Chardan has executed more than 450 capital markets transactions, raising approximately $26 billion of capital in both public and private markets. Chardan is a leading special purpose acquisition company (“SPAC”) underwriter, SPAC sponsor (or co-sponsor) and SPAC M&A advisor, providing a highly competitive position as SPACs have become more mainstream in the financial industry. Since 2004, Chardan has underwritten over 90 SPAC initial public offerings. Chardan-advised SPACs have targeted a wide range of industries, including life sciences, healthcare services, and technology. Since 2015, Chardan has met with a substantial number of private healthcare companies annually and has earned a reputation for partnering with innovative healthcare platforms to develop and deploy disruptive technologies.

Our Management Team

Marc F. Pelletier, PhD has served as our Chairman and Chief Executive Officer since March 2021. He is a scientist-entrepreneur with over thirty years of research and operational experience in the life sciences industry. Dr. Pelletier is a co-founder of Gardiner Founder, LLC and has been serving as its Managing Member since October 2020. Dr. Pelletier founded his first company, Aeromics, as a James Hudson Brown-Alexander B. Coxe Fellow at Yale School of Medicine. He led Aeromics’ drug discovery and development program from bench to clinic, developing a clinical-stage Aquaporin inhibitor to treat diseases of water imbalance, starting with brain swelling or cerebral edema. At Aeromics, Dr. Pelletier served as Chief Executive Officer from 2008-2019, Chief Financial Officer from 2008-2016 and as a Director from 2013-2019, overseeing strategic business and scientific operations. Dr. Pelletier also held the position of Chief Science Officer at Aeromics from 2008 through September 2020, when he launched Gardiner Founder, LLC. In 2015, he co-founded Iridia, Inc., a company developing DNA-based computer hard drive or molecular information storage technology. Dr. Pelletier served as a Director of Iridia from 2016-2019, and as secretary of Iridia from 2017-2019. Dr. Pelletier has extensive training in the life sciences sector, having completed three Post-Doctoral Fellowships at Yale University: one in the Department of Genetics, another in the Department of Molecular Biophysics & Biochemistry and a third in the Department of Cellular and Molecular Physiology. He received his Ph.D. in Genetics and Cell Biology from McGill University and both a M.Sc. in Genetics and B.Sc. in Biology and Economics from Concordia University in Montreal.

David P. Jenkins has served as our Chief Financial Officer since May 2021. He is a finance and business executive with over thirty-five years of experience in the technology, health and higher education sectors, and is currently serving as Chief Financial Officer of Gardiner Founder, LLC. Mr. Jenkins was an Audit Partner at PricewaterhouseCoopers LLP (“PwC”) with over thirty-one years of experience (1983 to 1994, and 1997 to 2017) serving in the firm’s audit practice. Many of his audit clients were publicly traded technology and/or bioscience companies. Early in his career, he also served as controller to a small, advanced materials business. Since retiring from PwC, Mr. Jenkins has provided financial consulting to several different venture-backed health software or bioscience companies, assisting with business planning, capital raising and financial analysis. In his capacity as an independent financial consultant, Mr. Jenkins’ work includes serving as the Chief Financial Officer of PatientWisdom, Inc. from June 2018 until its sale to NRC Health in January 2021, the Vice President of Finance at Aeromics, Inc. from March 2019 to the present, and the Chief Financial Officer of Bioasis Technologies Inc. from May 2021 to the present. He received his B.A. in Accounting and Business Administration from Muhlenberg College. Mr. Jenkins was also a Certified Public Accountant for many years, but no longer maintains an active license.

Paul R. McGuirk, PhD has served as our Chief Development Officer since March 2021, a Director since April 2021, and our Executive Vice President since October 2021. He brings nearly 40 years of pharmaceutical industry leadership experience to our company. Prior to joining Gardiner, from March 2009 to November 2020, Dr. McGuirk served in numerous capacities at Aeromics Inc., including as Chief Technology Officer, Executive Vice President and Head of Medicinal Chemistry, Process Chemistry, and Clinical Development, and as a member of the Board of Directors. Dr. McGuirk was responsible for the discovery and development of the only documented clinical stage aquaporin-4 inhibitor for the treatment of brain edema, which is preparing for Phase II clinical trials in China. Prior to Aeromics, Dr. McGuirk was at Pfizer from 1982 to 2009. As a medicinal chemist and manager of Infectious Diseases Medicinal Chemistry at Pfizer Global Research and Development in Groton, CT, Dr. McGuirk was responsible for leading the discovery and development of the marketed drug danofloxacin/Advocin®, which is approved for treatment of bovine respiratory disease. Dr. McGuirk chaired the Allergy and Respiratory Early Clinical Management Team, addressing numerous development challenges while progressing the inhaled PDEIV inhibitor tofimilast into Phase 2 studies. As a director, Dr. McGuirk led the nearly 100-person interdisciplinary team that pioneered Pfizer’s Absorption, Distribution, Metabolism and Excretion (ADME) & Toxicology program. As Group Director and

Executive Director of Chemical Technologies, Dr. McGuirk co-led the large matrix multi-company team that helped build a successful three million compound HTS library. As Executive Director, Dr. McGuirk led the global review and evaluation of 310 clinical candidates, over a ten-year period, as a prerequisite to their entry into formal development. The candidate reviews spanned ten therapeutic areas and included several successful drugs such as Maraviroc®, Chantix®, and Zeljanz®. Dr. McGuirk is an expert on new molecular entity (“NME”) attributes needed for success in drug development.

Janelle R. Anderson, PhD has served as a Director since October 2021. She is currently the Chief Business Officer at F2G Inc. Prior to F2G, Dr. Anderson served as the Chief Business Officer to the Company from April 2021 to November 2021. She was formerly the Chief Strategy Officer at Century Therapeutics (2019-2021), where she drove the execution of deals and external partnerships that enabled Century’s scientific objectives and furthered its strategic goals. Prior to Century Therapeutics, Dr. Anderson was an Entrepreneur-in-Residence at Versant Ventures (2017-2019), where she was instrumental in establishing Century Therapeutics’ funding and core technology. Prior to Versant Ventures, Dr. Anderson was Managing Partner at CTI Life Sciences Fund (2014-2017), where she led U.S. biotech transactions. Prior to CTI Life Science Fund, Dr. Anderson worked at Merck (2008-2014), as a Finance Director and later as Managing Director of the MRL Ventures Fund, Merck’s therapeutic-focused venture group. Prior to Merck, Dr. Anderson held roles at Boston Consulting Group (2002-2004) before taking on various operational and deal-making positions in medical venture capital, including serving as interim Chief Executive Officer of Access Scientific while at Carrot Capital (2005-2007) (now known as Embark Healthcare). Dr. Anderson earned her B.Sc. in Chemistry (Honors) from McGill University, and A.M. and Ph.D. from the Department of Chemistry and Chemical Biology at Harvard University.

Thomas F. Ryan, Jr. has served as a Director since October 2021. He has approximately twenty years of business development, marketing and sales management experience in the life sciences sector. Mr. Ryan founded NavigatorBIO in October of 2017 and currently serves as its Chief Executive Officer. In that role, Mr. Ryan leads the operational and business development teams to help the company’s global clientele overcome challenges in brand recognition, market positioning, and business development. Prior to NavigatorBIO, Mr. Ryan served as the Director of Business Development at Eurofins Central Laboratory from November 2014 until October 2017. During his time at Eurofins, Mr. Ryan earned the “Business Development Representative of the Year” award in 2016 in recognition of his excellence in sales and participated on several steering committees. Prior to Eurofins, Mr. Ryan served as Strategic Account Manager for Lantheus Medical Imaging from May 2011 to May 2014. In that role, Mr. Ryan partnered with sales representatives to initiate, design and negotiate agreements with healthcare systems such as Yale New Haven Health, Columbia Presbyterian, Northwell Health and Mass General Brigham. For his efforts, Mr. Ryan earned the “Summit Award” in 2011 in recognition of his outstanding sales leadership and the “Lantheus Star Award” in 2013 in recognition of his exemplary commitment, contribution and leadership. Mr. Ryan began his career in the life sciences sector with Covidien, where his tenure ran from June 2003 through March 2011. Mr. Ryan was fortunate to have moved through various positions at Covidien that continuously increased his level of responsibility. He started as a Business Development Representative in the New York area, was eventually promoted to Sales Trainer and rounded out the last 3 years of his tenure as a Region Manager. Mr. Ryan led a sales team of several business development executives covering the Midwest market, and, in 2010, he earned Covidien’s “Sharp – Safety Manager of the Year” award. In addition to his strategy and business development background, Mr. Ryan has extensive experience with building teams and ensuring execution of sales plans. His career has focused on business and sales process optimization to ensure successful execution of corporate strategy in the most efficient manner possible.

Matthew Rossen, MBA has served as a Director since October 2021. He has 20 years’ experience in the pharmaceutical and biotech arena, working across multiple therapeutic categories including Anti-Infectives, Alzheimer’s, Cardiovascular, Hematology, Solid Tumor, and Sleep Science. From April 2019 until May 2021, Mr. Rossen was Vice President of Marketing at QED Therapeutics, a subsidiary of BridgeBio. From August 2010 until April 2019, Mr. Rossen held various roles at Jazz Pharmaceuticals, eventually becoming Senior Director of New Product Planning. Prior thereto, from July 2001 to July 2010, Mr. Rossen worked at Pfizer Inc., where he spent 10 years in positions of increasing responsibility, ultimately becoming Senior Manager of Commercial Development for Dimebon, a neuroprotective drug. He holds a B.S. in Kinesiology and Applied Human Physiology from the University of Colorado and received his MBA from NYU’s Stern School of Business.

James P. Linton, PhD, MBA has served as a Director since October 2021. He has over thirty years of entrepreneur and executive experience in the biotechnology space, co-founding or serving as a co-founding management member of six companies and leading the operations, fund raising and business development efforts for several of these companies. Since September 2021, Dr. Linton has served as interim Chief Executive Officer of Resolute Bio, Inc., which focuses on developing novel human drug delivery and immunotolerance technology by coupling therapeutic peptides and proteins to circulating red blood cells. Among his previous start-ups, Dr. Linton co-founded (with Dr. Pelletier) Iridia Inc., a company developing DNA-based microchip data storage, where he served as the company’s Chief Executive Officer and chairman (2016-2017), and President and director (March 2016 through November 2019). During his tenure as Iridia’s Chief Executive Officer, Dr. Linton was responsible for raising more than $26 million, including investment capital from Western Digital Corporation. Also, in this role he oversaw all operations, financing efforts, financial management, intellectual property, human resources and investor relations. Currently, he serves as a director and Chief Executive Officer emeritus, collaborating with the Chief Executive Officer in fundraising, strategic planning and investor relations. In late 2020, Dr. Linton also co-founded New Frontier Bio, a biotechnology-driven health and wellness company, where he is a Director and serves as an Executive Consultant, supporting strategic planning and fundraising. Dr. Linton has successfully raised over $129 million in capital, negotiated over $298 million in deals, and has participated in a number of exits, including Protometrix Inc, Genicon Sciences, Axiom Biotechnologies and Owl Biomedical, Inc. Early in his career, Dr. Linton was a Post-Doctoral Fellow at Merck Research Laboratories working on molecular cloning of genes responsible for FK-506-induced immunosuppression. He obtained his M.B.A. from the University of California at Davis and his Ph.D. in Molecular Genetics from Emory University.

Frank C. Sciavolino, PhD has served as a Director since April 2021. He has extensive experience in the pharmaceutical industry, including a distinguished thirty-five year career at Pfizer Global Research & Development from 1968 to 2003. At Pfizer, Dr. Sciavolino held various management roles and responsibilities in drug discovery, development, registration and licensing, culminating in his role as Vice President of Research &Development Operations, in which he oversaw a team of more than one thousand scientists in the United States, Europe and Asia. He was responsible for two of Pfizer’s leading franchises, Zithromax and Celebrex. After leading the discovery chemistry team responsible for the initial macrolide antibiotic research, he served as principal investigator for the Phase I evaluation of eleven compounds in first-in-human (FIH) studies. This led to the identification and development of Zithromax, an antibiotic widely considered as one of the most important new drugs of the twentieth century, and one of the most commonly prescribed medications in the United States. He also played a major role in the licensing of Celebrex, a COX-2 inhibitor that reached several billion in peak annual sales globally. From 2003 until 2007, Dr. Sciavolino was Vice President of Product Development and Regulatory Affairs at Indigene Pharmaceuticals, at which he later served as Executive Vice President of Global Design and Development from 2007-2010. Between 2010 and 2013, Dr. Sciavolino served as a Senior Management and Board advisor at Max Zeller Söhne AG. In 2012, along with Drs. Gregory Gardiner, B. L. Mylari and Mr. Gary Mathias, Dr. Sciavolino co-founded Thetis Pharmaceuticals, a biotech company developing drugs for multiple diseases rooted in immune system deficits like cancers, respiratory conditions and gastro-intestinal disorders. As President and Chief Scientific Officer of Thetis, positions he has held since the founding of Thetis in 2012 to present, Dr. Sciavolino has pioneered the discovery and development of the HEALER platform, a technology that is enabling clinical evaluation of the extraordinarily potent Resolvins, an endogenous class of mediators that regulate both the innate and adaptive components of the immune system. Dr. Sciavolino has served on numerous editorial boards, including Annual Reports in Medicinal Chemistry, Antimicrobial Agents and Chemotherapy and the Journal of Antibiotics. Dr. Sciavolino has more than forty-eight issued patents and has a Ph.D. in organic chemistry from the University of Michigan and B.S. in Pharmacy from St. John’s University.

Board Advisors

Mohendra Moodley, Board advisor, is an investment professional with two decades of experience in financial services. He is a Director at Capricorn Commodities, a boutique investment and advisory business. Mohendra has extensive experience in trading, corporate finance, capital market arranging and funds management. He has been a key arranger and advisor to private and public companies on mid-market mergers and acquisitions and debt transactions centered in Australia, South Africa, the United States, Brazil, Indonesia, Chile and Hong Kong, in financial services, resources and technology. Mohendra has worked with a number of institutional investors across the world, including family offices, wealth managers, pension funds, credit funds, commercial banks, endowments, private equity groups, charities and multi strategy funds. Prior to Capricorn, Mohendra was a Director and Portfolio Manager at Taurus Funds Management, an Australian funds management firm. Prior to Taurus, Mohendra was at Macquarie Group in Australia in the Funds Management Division where he worked across various funds. Prior to joining Macquarie, Mohendra was a Partner at Craton Capital in South Africa, a specialist natural resources fund manager. Before Craton, Mohendra founded Knight Capital Management in August 2002 where he managed a South African hedge fund. Prior to Knight, Mohendra worked at UBS as a sell-side equity research analyst in South Africa, where he was a ranked analyst in various sectors including financial services, electronics and electrical. Mohendra holds a Bachelor of Commerce degree and an Honors degree (cum laude) from the University of Natal.

Jack A. Reynolds, DVM, DACLAM, DACVP and FIATP, Board advisor, is a founding Partner and Chairman Emeritus of the AnaBios Corporation and continues to serve as a director. He retired from Pfizer as Senior Vice President of R&D and Worldwide Head of Safety Sciences. Dr. Reynolds has over forty years of experience in the pharmaceutical industry, and has contributed to numerous development programs and drug approvals. At Pfizer, he worked to elucidate, understand, manage and mitigate the inherent risks of medicines. Dr. Reynolds has done extensive work in building partnerships with regulatory agencies, and has served leadership roles in professional societies, industry executive groups and scientific organizations. He is the founder and former Advisory Board Chair of the Drug Safety Executive Council, which now includes a membership of almost 2,000 industry professionals and plays a cross-industry role in collaboratively evaluating, validating and qualifying new technologies for safety testing and decision making. He remains an active consultant to the pharmaceutical industry, and his firm, JAReynolds & Associates, provides scientific and drug development support to clients both large and small. He is also a premier expert consultant for NDA Partners, a life sciences management consulting and contract development organization focused on providing product development and regulatory services to the pharmaceutical, biotechnology, and medical device industries worldwide. He is board certified in both Veterinary Pathology and Laboratory Animal Medicine and is a Fellow of the International Academy of Toxicological Pathologists. Dr. Reynolds, until recently, was an adjunct professor in the Division of Pharmacotherapy and Experimental Therapeutics at the School of Pharmacy, The University of North Carolina at Chapel Hill and is a long-standing member of the Scientific Advisory Committee of the Global Alliance for TB Drug Development.

Anthony Caggiano, MD PhD, Board advisor, has broad experience in the development of new medicines for neurological conditions. He is currently Chief Medical Officer and Head of Research and Development with NeuroTrauma Sciences. During his seventeen years at Acorda Therapeutics, Inc. the last three as Senior Vice President of Research and Development, Dr. Caggiano oversaw pre-clinical and clinical development programs in neurological conditions such as multiple sclerosis, stroke and spinal cord injury. In addition, he directed a team responsible for all aspects of early development through a combination of internal research efforts and external research collaborations. He built relationships with thought leaders, developed clinical trial strategies and participated in licensing activities. After Acorda Therapeutics, Dr. Caggiano was Chief Medical Officer of Cognition Therapeutics, which is developing CT1812 for Alzheimer’s disease, and served as acting President and Chief Medical Officer of Constant Pharmaceuticals and Chief Medical Officer of Aeromics, Inc., clinical-stage companies, respectively, developing candidates for central nervous system indications.

Thomas Hoxie, LLD, Board advisor, has approximately 35 years of experience in intellectual property law. Tom handles patent prosecution, licensing, litigation, and appeals. Tom has also served as an expert witness on patent and licensing matters in cases involving patent infringement, antitrust, licensing, and legal malpractice. In 2004, Tom entered private practice as Founding Partner of Hoxie & Tso LLP, which became Hoxie & Associates LLC in 2007. Hoxie & Associates handles patent matters in the area of chemistry, pharmaceuticals and biotechnology. From 2003 to 2004, Tom was Vice President and Head of the US patent and Trademark Department for Novartis, a multi-national pharmaceutical company. From 1991 to 2004, Tom held a variety of positions at Novartis and its predecessor company, Sandoz, including Global Head of Intellectual Property Litigation for Novartis’s branded and generic pharmaceuticals and consumer businesses, Deputy Global Head of Pharmaceutical Patents, Head of Novartis’s Agricultural Biotechnology Patent Group in North Carolina, and pharmaceutical patent attorney at Sandoz in Basel, Switzerland. Prior to going in-house, Tom was a litigation attorney in private practice in Baltimore and Washington, D.C., and was lead counsel on a number of jury and bench trials. Tom has given numerous seminars on patent law to patent attorneys in the United States and Europe, he was a tutor in European patent law for the Centre d’Etudes Internationales de la Propriété Industrielle (CEIPI), Université de Strasbourg, Strasbourg, France, and he is a co-author of “Patents for Chemicals, Pharmaceuticals, and Biotechnology”, 6th ed., 2016, Oxford University Press.

Mark Zhu, PhD, MBA, Board advisor, is an investment professional with over ten years of investing experience in science-based companies. Since October 2016, Dr. Zhu has served as a director of Propel(x), a deep tech investment company, where he is responsible for deal sourcing, due diligence, and portfolio management. Since July 2017, Mark has also served as a Partner at Newton Fund, an affiliated fund managed by Propel(x). In the past five years, Dr. Zhu has invested in twenty-four deals, nine of which were in the healthcare sector. In addition to his roles at Propel(x) and Newton Fund, Dr. Zhu has served, since March 2019, as an Advisor at Lunewave, a radar sensor startup, and since August 2020, as an Advisor to AM Batteries, a battery manufacturing technology startup, which he also helped to launch. From October 2015 to September 2016, Dr. Zhu served as an Investment Director at Gibraltar Ventures (a subsidiary of Prudential Financial). Prior to his tenure at Gibraltar Ventures, Dr. Zhu held various investment roles at Connecticut Innovations (from July 2014 to October 2015) and DTE Energy Ventures (from 2008 to 2014). Dr. Zhu started his investment career as a cleantech investor and eventually became a generalist with a strong interest in science-based startups. Before Dr. Zhu’s investment career, he worked in technology development roles at United Technologies (from 2002 to 2008) and Praxair (from 1999 to 2002). Dr. Zhu received his B.S. in Chemical Engineering from the University of South Florida in 1996, Ph.D. in Chemical Engineering from Louisiana State University in 2000, and MBA from Carnegie Mellon University in 2007.

Acquisition Strategy

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our management team’s background, and plan to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. In particular, we are targeting North American or European companies in the life sciences and medical technology sectors, with a specific focus on small and large molecule therapeutics, where our management team as a whole has extensive operational and investment experience. We see a multitude of strong targets, both regionally emanating from the general Yale-New Haven ecosystem (including through clinical research and technology licensing carried out by Yale University, Yale New Haven Hospital, and other local medical centers) and nationally, that meet our acquisition criteria. Remarkably, we believe there has been tremendous growth in the biotechnology sector in the New Haven ecosystem with companies like Alexion, RallyBio, Arvinas, and Biohaven becoming a new breeding ground for biotech in the region. Our company would like to be a part of this growth. We envision ourselves being a catalyst for growth in the New Haven area through continued acquisitions consistent with the growth experienced in Cambridge, Boston and South San Francisco. Many very attractive targets fall within the so-called “gap” between Phase I and Phase II or even further back at pre-clinical. The “gap” exists as the risk of Phase II failure is high and the funding needed for the requisite studies is increasing, further compounding the risk equation. The opportunity is to identify these targets and assess the likelihood of success through the “gap”, a job that has been made more accessible by advancements in science and technology. We believe many technically sound programs are failing because of lack of funding and administrative reasons that would otherwise spawn marketed drugs in high, unmet need areas.

We believe our management team is well positioned to identify unique opportunities in our target sectors; to recognize requirements for clinical success; and to operate efficiently, in view of the fact that our management team has worked together for nearly a decade. Our selection process leverages our relationships with leading researchers in their field and our own due diligence and risk management model. Given our profile and dedicated management team and advisors, we believe that a strong connection can be made with our target companies facilitating the acquisition process. We also believe that Chardan’s reputation, experience and track record of making investments in the healthcare space makes us a preferred partner for our potential targets.

Consistent with our strategy, we have the following criteria to evaluate prospective target businesses. We seek to acquire companies that we believe:

●	Have a scientific or other competitive advantage and are differentiated in the markets in which they operate;
●	Have the potential to be best in class and potentially but not necessarily first in class;
●	Possess a platform technology with a growing pipeline of candidates;
●	Possess multiple assets with the ability to create value, diversify risk, and are looking for multiple shots on goal;
●	Are technologically applicable to multiple indications within the therapeutic area;
●	Are Phase II ready with an approved clinical protocol close to major value inflection;
●	Are in an area of high unmet medical need;
●	Are innovative rather than a follow-on;
●	Are not restricted to new molecular entity type and can be biologic (includes siRNA, RNA, peptide) or small molecule;
●	Are ready to be public, with strong management, corporate governance and reporting policies in place;
●	Will likely be well received by public investors and are expected to have good access to the public capital markets;
●	Have significant embedded and/or under-exploited growth opportunities;

●	Exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on our rigorous analysis and scientific and business due diligence review; and
●	Will offer attractive risk-adjusted equity returns for our shareholders.

Our acquisition and diligence process includes:

●	Scientific and clinical analysis, with assessment of clinical and regulatory success factors;
●	Assessment of individual asset quality based on manufacturing, pharmacology, biomarker strategy, pharmacokinetics, and safety against industry standards;
●	Review of market factors such as size, growth opportunity, competition, and development trends;
●	Reimbursement review;
●	Full review of proprietary technology content and intellectual property;
●	Interviews with key opinion leaders, customers, competitors, and industry experts;
●	Full financial evaluation, including analysis of historical results and modeling of various scenarios including product launch forecasting;
●	Review and evaluation of operations, including R&D, manufacturing, sales, and distribution;
●	Identification of key milestones that will drive liquidity, and assessment of the likelihood of various paths to liquidity;
●	Preparation of a detailed financial forecast and potential cash-on-cash returns analysis using several scenarios of financial performance, structure and exit timing;
●	Comparison of a company’s progress against tracked prior meetings and its competition; and
●	Analysis of relevant and available data using advanced data science techniques (for example, claims analysis to identify potential patient population).

We are focusing our efforts on identifying a healthcare business that has the potential for high growth. These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Investment Criteria

We are focusing on identifying high-growth healthcare acquisition targets by leveraging the expertise of our management team, co-sponsor team and the board of directors of the Company (the “Board of Directors”). Our broader team maintains robust deal sourcing channels and industry-leading relationships across the healthcare landscape.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our Board of Directors makes the determination as to the fair market value of our initial business combination. If our Board of Directors is not able to determine independently the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our co-sponsors. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

Industry Opportunity

We believe that current dynamics in the life sciences initial public offering market may enhance our ability to locate an attractive target. Hundreds of biotechnology companies have gone public since 2016 in the United States. We also believe that the process for life sciences initial public offerings often produces offerings that are significantly oversubscribed, but where a majority of the offering is allocated to the top ten investors, some of whom may be existing investors in these companies or are industry specialists. As a result, we believe that there may be numerous investors who have not been able to receive meaningful, or any, allocations in recent life sciences and medical technology initial public offerings who may be interested in a potential target opportunity that we identify.

We believe that life sciences companies, at a certain stage in their development, see material benefits from being publicly traded, including greater access to capital, more liquid securities and increased customer awareness. An acquisition by a special purpose acquisition company with a management team that is well-known to, and respected by, life sciences founders, their current third-party investors and their management teams, we believe, can provide a more transparent and efficient mechanism to bring a private healthcare company to the public markets.

An increasing number of the initial public offerings of biotech companies were biotech companies that had not yet to put a drug into the clinic at the time of their initial public offering. Not long ago taking a pre-clinical company public was unusual at best. We believe that the change in sentiment for these young companies reflects the increasing confidence in the science and the ability to translate early results to the patient. With the advent of technology advancements, we believe one can make a much better prediction whether an early-stage biotech company could survive the development gauntlet. By implementing development strategies hard sought by large pharmaceuticals, such as rigorous portfolio management, Phase II entry criteria, and enhanced clinical trial design, we believe that real improvements in program survival can be realized.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO, other than searching for a target for an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our IPO, our shares, new debt, proceeds from the new issuance of securities, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Since the consummation of the IPO, we have focused on identifying, doing due diligence on and speaking to management of potential target companies in a variety of markets within our target sectors. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus relating to our IPO (Registration Statement on Form S-1, File No. 333-260422 (the “Registration Statement”)) as initially filed with the Securities and Exchange Commission (the “SEC”) on October 22, 2021, as amended, and know what types of businesses we are targeting. Our officers and directors, as well as our co-sponsors and their affiliates, including Chardan, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We have engaged Chardan to assist us with respect to M&A advisory services in relation to a potential initial business combination.  We will be obligated to pay Chardan a fee for such services only in the event that we close an initial business combination.  While we do not presently anticipate engaging the services of other professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We intend to engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee may be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our co-sponsors, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our public stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act, or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management endeavors to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. We have not entered into any such arrangement to issue our debt or equity securities.

The fair market value of a target business or businesses or assets will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our Board of Directors, which have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our Board of Directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our public stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, there is intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they each deem necessary to our affairs until we have completed our initial business combination. The amount of time they will each devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

Our units, shares, and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public auditors. You can read our SEC filings over the internet at the SEC’s website at www.sec.gov.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley

Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A.RISK FACTORS

An investment in our securities involves a high degree of risk. Our stockholders consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and other filings made by use with the SEC, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our stockholders could lose all or part of their investment.

RISKS RELATING TO OUR SEARCH FOR, CONSUMMATION OF, OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION AND POST-BUSINESS COMBINATION RISKS

We are a blank check company with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results, and we will not commence operations until consummating our initial business combination. Because we lack an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no definitive plans, arrangements or understandings with any prospective target business concerning our initial business combination, and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $1,403,500 in cash and a working capital of $1,030,735. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Our co-sponsors have the right to extend the term we have to consummate our initial business combination to up to 18 months from the closing of the IPO without providing our stockholders with a corresponding redemption right.

We have until 12 months from the December 27, 2021 closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our Board of Directors if requested by our co-sponsors, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 18 months from the closing of our IPO), subject to our co-sponsors depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on December 21, 2021, in order for the time available for us to consummate our initial business combination to be extended, our co-sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $862,500 since the underwriter exercised their over-allotment option in full ($0.10 per share in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months at a total payment value of $1,725,000 because the underwriters’ over-allotment option was exercised in full. Any such payments would be made in the form of non-interest bearing loans, evidenced by an unsecured promissory note equal to the amount of any such deposit, which will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Our co-sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than most other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s stockholders and such stockholders would have the right to redeem their public shares.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a further wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our co-sponsors, officers and directors have agreed that we must complete our initial business combination within 12 months (or up to 18 months at our co-sponsors’ option, as described herein) from the closing of our IPO on December 27, 2021. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, while the extent of the impact of COVID-19 on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the continued outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such 12-month (or up to 18-month at our co-sponsors’ option, as described herein) period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.”

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including the recent outbreak of hostilities between Russia and Ukraine) or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.10. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

The underwriter in our IPO is entitled to a business combination marketing fee that will be payable only on a completion of an initial business combination. We have engaged the underwriter in our IPO to provide M&A advisory services to us in relation to a potential initial business combination, and we may engage the underwriter or its affiliates to provide additional services in connection with an initial business combination or as placement agent in connection with a related financing transaction. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We have engaged Chardan, the underwriter in our IPO, to provide M&A advisory services to us in relation to a potential initial business combination and we may engage Chardan or its affiliates to provide additional services to us, including, for example, acting as a placement agent in a private offering or arranging debt financing. Chardan is entitled to receive compensation in relation to such M&A advisory services in the event of a completion of an initial business combination.  If we engage Chardan or its affiliates to provide additional services, we may pay Chardan or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Chardan, as the underwriter in our IPO, is also entitled to receive a business combination marketing fee that is conditioned on the completion of an initial business combination. The fact that Chardan or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and our stockholders will only be entitled to receive their pro rata portion of the funds in the trust account, which may be less than $10.10 per share.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

If a stockholder vote is not required, we may conduct redemptions via a tender offer. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve the business combination.

The stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of the stockholders’ right to redeem their shares from us for cash.

At the time of  stockholders’ investment in us, the stockholders do not have an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our Board of Directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on a business combination. Accordingly, the stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercises its redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our business combination and that our stockholders would have to wait for liquidation in order to redeem their shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, our stockholders would not receive their pro rata portion of the trust account until we liquidate. If our stockholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, our stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with a redemption until we liquidate or our stockholders are able to sell their shares in the open market.

The requirement that we complete our initial business combination within 12 months (or up to 18 months at our co-sponsors’ option, as described herein) from the closing of our IPO on December 27, 2021 may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 12 months (or up to 18 months at our co-sponsors’ option, as described herein) from the closing of our IPO on December 27, 2021. Consequently, such target business may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence, and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our co-sponsors and our officers and directors have agreed that we must complete our initial business combination within 12 months (or up to 18 months at our co-sponsors’ option, as described herein) from the closing of our IPO, on December 27, 2021. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and Delaware law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation and Delaware law, prior to any voluntary winding up.

If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that our stockholders do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our co-sponsors, directors, officers or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our co-sponsors, directors, officers or their affiliates are in possession of any material non-public information that has not been disclosed to the selling stockholder. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our co-sponsors, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 under the Exchange Act would apply to purchases by our initial stockholders, directors, officers or their affiliates, then such purchases will comply with Rule 10b-18, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of shares of common stock in the open market or in privately negotiated transactions by our co-sponsors, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.

If our co-sponsors, directors, officers, advisors or their affiliates purchase shares of common stock in the open market or in privately negotiated transactions, the public “float” of our shares of common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

Our stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, our stockholders may be forced to sell their public shares, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate, or if we seek to amend our certificate of incorporation to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within 12 months (or up to 18 months at our co-sponsors’ option, as described herein) of the closing of our IPO on December 27, 2021. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate our stockholders’ investment, they may be forced to sell their public shares, potentially at a loss.

Our stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

Because the net proceeds of our IPO and the Over-allotment Closing are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 following the closing of our IPO and the Over-allotment Closing, and because we filed a Current Report on Form 8-K, which included an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable, and we will have a longer period of time to complete our initial business combination than companies have that are subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least the next 12 months (or up to 18 months at our co-sponsors’ option, as described herein) following the closing of our IPO on December 27, 2021, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 12 month period (or up to 18 months at our co-sponsors’ option, as described herein) following the closing of our IPO on December 27, 2021, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.10 per share) on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. Even with thorough due diligence, we may not be able to uncover all material issues, and there may be factors outside of the target business and outside of our control that may arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination within 12 months (or up to 18 months at our co-sponsors’ option, as described herein) from the closing of our IPO on December 27, 2021, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as exhibit 10.1 to the Current Form 8-K filed with the SEC on December 27, 2021, the co-sponsors have agreed that they will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our co-sponsors will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our co-sponsors to reserve for such indemnification obligations, nor have we independently verified whether our co-sponsors have sufficient funds to satisfy their indemnity obligations and we believe that our co-sponsors’ only assets are securities of our company. Therefore, we cannot assure our stockholders that our co-sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce indemnification obligations against our co-sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.10 per share (whether or not the underwriters’ overallotment option is exercised in full) and our co-sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against the co-sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the co-sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments and agencies, in particular, the Securities Exchange and Commission. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait up to 12 months (or up to 18 months at our co-sponsors’ option, as described herein) or longer before redemption from our trust account.

If we are unable to consummate our initial business combination within 12 months (or up to 18 months at our co-sponsors’ option, as described herein) from the closing of our IPO on December 27, 2021, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years following our IPO. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a new accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on the provisions of the JOBS Act. If some investors find our shares less attractive as a result of, there may be a less active trading market for our shares and our share price may be more volatile.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We may face risks related to healthcare or related businesses.

Business combinations with healthcare or related businesses may involve special considerations and risks. If we complete our initial business combination with a healthcare or related business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	the outcome of research and development activities, including, the ability to meet expected pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates, as well as the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data;
●	our ability to successfully address comments received from regulatory authorities, or obtain approval from regulators on a timely basis or at all; regulatory decisions impacting labeling, manufacturing processes, safety and/or other matters; the impact of recommendations by technical or advisory committees; and the timing of pricing approvals and product launches;
●	claims and concerns that may arise regarding the safety or efficacy of products and product candidates, including claims and concerns that may arise from the outcome of post-approval clinical trials, which could impact marketing approval, product labeling, and/or availability or commercial potential;
●	the success and impact of business development activities, including the ability to identify and execute on potential business development opportunities; the ability to realize the anticipated benefits of any such transactions; challenges integrating the businesses and operations; disruption to business and operations relationships; significant transaction costs; and unknown liabilities;
●	competition, including from new product entrants, branded products, generic products, private label products, biosimilars and product candidates that treat diseases and conditions similar to those treated by our drugs and drug candidates;
●	the ability to successfully market both new and existing products, including biosimilars;
●	difficulties or delays in manufacturing, sales or marketing; supply disruptions, shortages or stock-outs at our facilities; and legal or regulatory actions;
●	the impact of public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic) on our business, operations and financial condition and results;
●	the impact of the increased presence of counterfeit medicines in the pharmaceutical supply chain;
●	the impact of product recalls, withdrawals and other unusual items;
●	U.S. federal, state or foreign legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, intellectual property, reimbursement or access or restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals and other industry stakeholders; as well as pricing pressures for our products as a result of highly competitive insurance markets; and
●	our inability to protect our trade secrets, patents and other intellectual property.

Any of the foregoing could have an adverse impact on our operations following a business combination. If we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Because we have not selected any specific target businesses with which to pursue our initial business combination, our stockholders will be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we are focusing our efforts on identifying high-growth healthcare businesses. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we have flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors, or we may not have adequate time to complete due diligence with respect to the target business and its industry. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our Units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or the evaluation of its operations.

Although we have general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise its redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm in connection with a business combination, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our public stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our public stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and our warrants will expire worthless.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of our IPO and the Over-allotment Closing are sufficient to allow us to consummate our initial business combination, because we have no prospective target business we cannot ascertain the capital requirements for any particular transaction or our costs to operate or locate a transaction. If the net proceeds of our IPO and the Over-allotment Closing to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment, including due to the effects of the COVID-19 pandemic, has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

We may only be able to complete one business combination with the proceeds of our IPO and the Over-allotment Closing, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the Over-allotment Closing, together with the funds we received from the sale of the private warrants (excluding $2,631,250 that was used for offering expenses and $1,350,000 of net proceeds that were not placed in the trust account), have provided us with approximately $84,093,750, after accruing $3,018,750 for the business combination marketing fee, that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act, or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Because we must furnish our stockholders with target business financial statements prepared in accordance with United States generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules, which require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS as issued by the International Accounting Standards Board or the IASB, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

RISKS RELATING TO OUR CO-SPONSORS AND MANAGEMENT TEAM

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will engage in the business of identifying and combining with one or more businesses. Our directors and officers may now be, or in the future become, affiliated with entities that are engaged in a similar business.

In addition, our directors and officers may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our directors’ and officers’ fiduciary duties under the DGCL. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our co-sponsors and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies similar to ours, including in connection with their initial business combinations, or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For further discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that our stockholders should be aware of, please see “Management-Directors and Executive Officers,” “Management-Conflicts of Interest” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions.”

Members of our management team and Board of Directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and Board of Directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain of those persons, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our Board of Directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Since our officers and directors will be eligible to share in a portion of any appreciation in shares held by our initial stockholders (“founder shares”) purchased at approximately $0.012 per share, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The members of our management team own or have a pecuniary interest in founder shares, either directly or indirectly through their ownership interests in Gardiner Founder, LLC, which is the sole member of Gardiner Holdings. Other than the $10,000 per month general and administrative services fee payable to Gardiner Holdings, and the $38,750 per month aggregate consulting fees payable to Mr. Jenkins and Drs. Pelletier, McGuirk, and Sciavolino, two payments of $6,250 to Dr. Anderson for her previous role as Chief Business Officer, and the $2,500 and $300 per month in medical allowance fees payable to Dr. Pelletier and Dr. McGuirk, respectively, our officers and directors will not receive any cash compensation from us prior to a business combination but through their investment in the co-sponsor, Gardiner Holdings, will be eligible to share in a portion of any appreciation in our securities, including founder shares, provided that we successfully complete a business combination. We believe that this structure aligns the incentives of our officers and directors with the interests of our stockholders. However, investors should be aware that, as our founders have paid approximately $0.012 per share for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target that ultimately declines in value and is not profitable for public investors.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our shares of common stock after giving effect to such business combination was less than the per-share trust liquidation value that our stockholders would have received if we had dissolved without consummating our initial business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we will closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with us after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and, could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect, and such management may lack the expected skills, qualifications or abilities. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. Our stockholders should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we will engage in the business of identifying and combining with one or more businesses. Certain of our executive officers and directors are affiliated with entities that are engaged in a similar business.

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented

Any conflict of interest may not be resolved in our favor, and potential target businesses may be presented to another entity prior to their presentation to us.

Certain shares beneficially owned by our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to redeem any shares in connection with our initial business combination, or to receive distributions with respect to their founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Any warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, officers, security holders, co-sponsors or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our co-sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our co-sponsors, officers and directors. Our directors also serve as officers and board members for other entities. Our co-sponsors, officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any entity or entities. Although we are not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in “Proposed Business - Acquisition Criteria” and such transaction was approved by a majority of our disinterested directors and our co-sponsors. Despite our agreement to obtain an opinion in connection with such transaction from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

Because our co-sponsors will lose their entire initial investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

On March 25, 2021, Gardiner Holdings purchased 2,156,250 founder shares from us for $25,000, or approximately $0.012 per share. On April 9, 2021, Gardiner Holdings sold (i) 388,125 founder shares to Chardan Gardiner and (ii) 366,562 founder shares to CCMAUS, in each case, for approximately $0.012 per share, resulting in Gardiner Holdings holding a balance of 1,401,563 founder shares.

On October 15, 2021, Gardiner Holdings, Chardan Gardiner and CCMAUS collectively granted 50,000 founder shares to our independent directors, Dr. Linton and Dr. Sciavolino, with each independent director receiving 25,000 founder shares. On October 15, 2021, Gardiner Holdings, Chardan Gardiner and CCMAUS collectively granted 25,000 founder shares to our independent director, Mr. Ryan. On October 15, 2021, Gardiner Holdings, Chardan Gardiner and CCMAUS collectively granted 25,000 founder shares to our independent director, Mr. Rossen.

Of the 100,000 founder shares granted to our independent directors, Gardiner Holdings granted 65,000 founder shares, Chardan Gardiner granted 18,000 founder shares, and CCMAUS granted 17,000 founder shares, leaving Gardiner Holdings, Chardan Gardiner and CCMAUS, respectively, with 1,336,563 founder shares, 370,125 founder shares, and 349,562 founder shares.

The founder shares will be worthless if we do not consummate an initial business combination. In addition, Gardiner Holdings has purchased from us 3,632,813 Private Placement Warrants, Chardan Gardiner purchased from us 622,767 Private Placement Warrants, and CCMAUS purchased from us 588,170 Private Placement Warrants, in each case, at a price of $1.00 per warrant, for an aggregate purchase price of $4,843,750. The founder shares and Private Placement Warrants will be worthless if we do not consummate an initial business combination.

RISKS RELATING TO OUR SECURITIES

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

The net proceeds of the December 27, 2021 closing of the IPO, the December 29, 2021 Over-allotment Closing, and certain proceeds from the sale of the Private Placement Warrants, in the amount of $87,112,500, are being held in an interest-bearing trust account. The proceeds held in the trust account may only be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the trust account, plus any interest income, net of taxes paid or payable (less up to $100,000 of interest to pay dissolution expenses). If the balance of the trust account is reduced below $87,112,500 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share. On February 28, 2022, the balance of the trust account was $87,097,289.

Since our co-sponsors paid only approximately $0.012 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In March 2021, we issued 2,156,250 founder shares to Gardiner Holdings in exchange for a capital contribution of $25,000, or approximately $0.012 per share. Subsequently, on April 9, 2021, Gardiner Holdings sold (i) 388,125 founder shares to Chardan Gardiner and (ii) 366,562 founder shares to CCMAUS, in each case, for approximately $0.012 per share, some of which were later transferred to certain directors. Certain of our officers and directors have a significant economic interest in certain of our co-sponsors. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target business that subsequently declines in value and is unprofitable for public investors.

The nominal purchase price paid by our co-sponsors for the founder shares may result in significant dilution to the implied value of our public shares upon the consummation of our initial business combination.

We offered our Units at an offering price of $10.00 per unit and the amount in our trust account is equal to $10.10 per public share, implying an initial value of $10.10 per public share. However, prior to the IPO, our co-sponsors paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.012 per share. As a result, the value of our stockholders’ public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $84,093,750, which is the amount we would have for our initial business combination in the trust account after payment of $3,018,750 to the underwriter pursuant to the Business Combination Marketing Agreement, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of  $7.79 per share upon consummation of our initial business combination, which would be an approximately 23% decrease as compared to the initial implied value per public share of $10.10.

Public shares	8,625,000
Founder shares	2,156,500
Total shares	10,781,250
Total funds in trust available for initial business combination (less business combination marketing fee)	$84,093,750
Initial implied value per public share	$10.10
Implied value per share upon consummation of initial business combination	$7.79

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.10 per share.

Upon the closing of our IPO and the Over-allotment Closing, our co-sponsors had invested in us an aggregate of $4,475,000, comprised of the $25,000 purchase price for the founder shares and the $4,450,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.10 per share upon consummation of our initial business combination, the 1,875,000 founder shares would have an aggregate implied value of $18,937,500. Even if the trading price of our common stock was as low as $2.39 per share, and the Private Placement Warrants were worthless, the value of the founder shares would be equal to the co-sponsors’ initial investment in us. As a result, our co-sponsors are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our co-sponsor, Gardiner Holdings, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, our stockholders should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem their shares prior to or in connection with the initial business combination.

Private Placement Warrants are being accounted for as a warrant liability and were recorded at fair value upon issuance and any changes in fair value each period will be reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination

Following the consummation of our IPO, the Over-allotment Closing, and the concurrent private placement of warrants, we have 4,843,750 Private Placement Warrants outstanding. We have accounted for these Private Placement Warrants as a warrant liability, which means that we recorded them at fair value upon issuance and any changes in fair value each period will be reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, or a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

The choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board of Directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

We have agreed to register the offer and sale of the common stock underlying the public warrants under the Securities Act, however we cannot assure our stockholders that such registration will be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the offer and sale of such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure our stockholders that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the offer and sale of the shares issuable upon exercise of the warrants is not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if our common stock is, at the time of any exercise of a warrant, not listed on a national securities exchange such that the shares of common stock satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the common stock included in the Units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify the offer and sale of such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. If we incur any indebtedness without a waiver from any lender of any right, title, interest or claim of any kind in or to any monies held in the trust account, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our shares of common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if our stockholders or a “group” of stockholders are deemed to hold in excess of 20% of our shares of common stock, our stockholders will lose the ability to redeem all such shares in excess of 20% of our shares of common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO and the Over-allotment Closing, collectively. Our stockholders’ inability to redeem more than an aggregate of 20% of the shares sold in the IPO and the Over-allotment Closing, collectively, will reduce their influence over our ability to consummate our initial business combination and our stockholders could suffer a material loss on their investment in us if our stockholders sell such excess shares in open market transactions. As a result, our stockholders will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, our stockholders would be required to sell their shares in open market transaction, potentially at a loss.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. The foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their warrants would entitle the holder to receive or purchase additional shares of common stock, resulting in an increase in their overall economic stake in us. If a business combination is not approved, the warrants will expire and be worthless.

Certain of our warrants are accounted for as a warrant liability and were recorded at fair market value upon issuance with changes in fair market value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

Gardiner Holdings, Chardan Gardiner and CCMAUS hold 4,843,750 private warrants. We account for these as a warrant liability and they were recorded at fair market value upon issuance and any changes in fair market value each period will be reported in earnings as determined by the company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair market value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purposes acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure our stockholders that we will be able to do so. If we are unable to do so, the potential benefit of the holder’s investment in us may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered shares of common stock for cash even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant for cash if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash, and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure our stockholders of this fact. If the common shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our co-sponsors and/or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential benefit of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

A public stockholder who fails to vote either in favor of or against a proposed business combination may not be able to have his, her or its shares redeemed for cash.

In order for a public stockholder to have his, her or its shares redeemed for cash in connection with any proposed business combination, we may require that the public stockholder vote either in favor of or against a proposed business combination. If required to vote pursuant to the procedures specified in our proxy statement to stockholders relating to the business combination, and such public stockholder fails to vote in favor of or against the proposed business combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his, her or its shares of common stock redeemed for cash in connection with such business combination.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination or amendment to our certificate of incorporation to effect the substance or timing of their redemption obligation, if we fail to timely complete a business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination or amendment to our certificate of incorporation to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time, and our stockholders may not be able to sell their securities when they wish, even while other stockholders that did not seek redemption may be able to sell their securities.

Our certificate of incorporation contains provisions that prohibit our engaging in business combinations with interested stockholders in certain circumstances.

We have opted out of Section 203 of the Delaware General Corporate Law, or the DGCL. However, our certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless

●	prior to such time, our Board of Directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;
●	upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
●	at or subsequent to that time, the business combination is approved by our Board of Directors and by the affirmative vote of holders of at least 66⅔% of the outstanding voting stock that is not owned by the interested stockholder.

Generally, a “business combination” includes a merger, asset or stock sale or certain other transactions with the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 20% or more of our voting stock.

Under certain circumstances, this provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with a corporation for a three-year period. This provision may encourage companies interested in acquiring our company to negotiate in advance with our Board of Directors because the stockholder approval requirement would be avoided if our Board of Directors approves either the business combination or the transaction which results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our Board of Directors and may make it more difficult to accomplish transactions which stockholders may otherwise deem to be in their best interests.

Our certificate of incorporation provides that our co-sponsors, and their respective affiliates, any of their respective direct or indirect transferees of at least 20% of our outstanding common stock and any group as to which such persons are party to, do not constitute “interested stockholders” for purposes of this provision.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support.

Upon closing of our IPO and the Over-allotment Closing, our initial stockholders, including our co-sponsors (and/or their designees) collectively owned 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our certificate of incorporation. If our initial stockholders, including our co-sponsors (and/or their designees) purchase any additional securities of the Company in the aftermarket or if our any of the foregoing persons purchases any additional securities of the Company, including shares of our common stock, in the aftermarket or in privately negotiated transactions, this would increase their control. Neither of our co-sponsors nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of common stock.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of common stock.

Pursuant to an agreement entered into on December 21, 2021, our initial stockholders, including our co-sponsors and their permitted transferees can demand that we register the founder shares and the Private Warrants and the underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholder of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected when the securities owned by our initial stockholders, including our co-sponsors and their permitted transferees are registered.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to be equal to 115% of higher of the Market Value and the newly issued price and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

The determination of the initial offering price of our Units and the size of our IPO and the Over-allotment Closing were more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry.

Prior to the IPO there was no public market for any of our securities. The initial public offering price of the Units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the IPO and the Over-allotment Closing, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the IPO and the Over-allotment Closing, prices and terms of the Units, including the shares of common stock and warrants underlying the Units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;
●	a review of debt to equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of the IPO and the Over-allotment Closing including with respect to the impact from the COVID-19 pandemic; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our IPO and the Over-allotment Closing was more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

An active trading market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.

There is limited prior market history on which an investor can base their investment decision. The price of our securities may vary significantly due to one or more potential initial business combinations and general market or economic conditions. An active trading market for our securities may not be sustained. Our stockholders may be unable to sell their securities unless a market can be established and sustained.

Even though our securities are currently listed on Nasdaq, our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq under the symbols GDNRU”, “GDNR” and “GDNRW.” However, we cannot assure our stockholders that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure our stockholders that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a reduced liquidity with respect to our securities;
●	a determination that our shares of common stock are a “penny stock,” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder

(including a beneficial owner) to bring (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) any action asserting a claim against our company or any director, officer, or employee of our company arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws, or (4) any action asserting a claim against us or any director, officer, or employee of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) which the Court of Chancery does not have subject matter jurisdiction. Notwithstanding the foregoing, the inclusion of such provision in our certificate of incorporation is not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph in our certificate of incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board of Directors.

RISKS RELATING TO ACQUIRING AND OPERATING A BUSINESS OUTSIDE OF THE UNITED STATES

We may effect our initial business combination with a company located outside of the United States.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;

●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

There are costs and difficulties inherent in managing cross-border business operations.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports or become involved in trade wars with other nations. Such import quotas or trade wars may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our Company to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming, and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target all revenues and income would likely be received in a foreign currency and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.

Foreign law could govern our material agreements. The target business may not be able to enforce any of its material agreements or remedies may not be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in certain foreign countries may be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation, any such jurisdictions may not favor outsiders or could be corrupt. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

RISKS RELATING TO TAXATION

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Furthermore, we may effect a business combination with a target company that has business operations outside of the United States, and, possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

An investment in this our Company may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our Company may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we issued in our IPO and the Over-allotment Closing, the allocation an investor makes of the purchase price of a unit between the share of our common stock and one warrant to purchase one share of our common stock included in each unit could be challenged by the Internal Revenue Service or the courts. In addition, if we are determined to be a personal holding company for U.S. federal income tax purposes, our taxable income would be subjected to an additional 20% federal income tax, which would reduce the net after-tax amount of interest income earned on the funds placed in our trust account. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Each prospective investor is urged to consult its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

Our executive offices are located at 3107 Warrington Road, Shaker Heights, Ohio 44120, and our telephone number is (216) 633-6708. We pay to Gardiner Holdings a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on Nasdaq under the symbol “GDNRU” on December 22, 2021. The shares of common stock and warrants comprising the Units began separate trading on Nasdaq on January 13, 2022 under the symbols “GDNR” and “GDNRW”, respectively.

Holders of Record

As of March 4, 2022, there was one holder of record of our units, two holders of record of our separately traded public shares, and four holders of record of our separately traded public warrants. The number of record holders does not include beneficial owners of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

Not Applicable

Recent Sales of Unregistered Securities

On December 27, 2021, the Company consummated the initial public offering of 7,500,000 Units with respect to the common stock included in the Units being offered at $10.00 per Unit generating gross proceeds of $75,000,000. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 4,450,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s co-sponsors, Gardiner Holdings, Chardan Gardiner and CCMAUS generating gross proceeds of $4,450,000.

On December 29, 2021, Chardan, acting as the representative of the underwriters, exercised in full its over-allotment option to acquire 1,125,000 over-allotment option units at a price of $10.00 per over-allotment option unit, resulting in total gross proceeds of $11,250,000 to the Company.

Offering costs for the IPO and the Over-allotment Closing amounted to $2,661,155, consisting of $2,156,250 of underwriting fees and $504,906 of other costs. The Company has entered into a business combination marketing agreement whereby it will pay Chardan $3,018,750 (3.5% of the gross proceeds from the IPO and the Over-allotment Closing which is being held in the trust account) contingent upon the consummation of a business combination.

Following the December 27, 2021 closing of the IPO and the December 29, 2021 Over-allotment Closing, $87,112,500 ($10.10 per Unit) was placed in the trust account. The amounts placed in the trust account are being invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account, as described below.

Use of Proceeds

For a description of the use of the proceeds generated in our IPO and the Over-allotment Closing, see below Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Any purchases by our co-sponsors, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our co-sponsors, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

ITEM 6.SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021, were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had a net loss of $50,118, which primarily consists of operating expenses of $250,370, Delaware franchise taxes of $63,989 and partially offset by change in fair value of warrants $263,666.

Liquidity and Capital Resources

On December 27, 2021, the Company consummated its initial public offering (the “IPO”) of 8,625,000 units (the “Units”) generating gross proceeds of $86,250,000. Each Unit consists of one share of common stock, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment at the closing of a business combination.

On December 27, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 4,450,000 Private Placement Warrants (the “Private Placement Warrants”) in a private placement transaction at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,450,000. Each whole Private Placement Warrant will be exercisable to purchase one share of common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

On December 29, 2021, the underwriters’ exercised the over-allotment option in full pursuant to which an additional 1,125,000 Units at a price of $10.00 per Unit were sold. The Over-allotment Units are identical to the Units sold at IPO.

Upon the closing of the Over-allotment on December 29, 2021, the Company consummated a private sale of an additional 393,750 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $393,750. As of December 29, 2021, a total of $87,112,500 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Warrants was placed in a U.S.-based trust account. As the over-allotment option was fully exercised, no portion of the 2,156,250 shares purchased by the initial shareholders is subject to forfeiture any longer.

For the year ended December 31, 2021, cash used in operating activities was $196,570. Net Cash used in investing activities was $87,112,500 and Net cash provided by financing activities was $88,712,570 reflecting the proceeds of our IPO and subsequent investment of most proceeds into US Treasuries in our trust account.

At December 31, 2021, we had marketable securities held in the trust account of $87,111,581. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $1,403,500 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our  balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2021, the Company did not

have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on June 8, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-18 following Item 15, which comprise a portion of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 28, 2021.

Our current directors and executive officers are as follows:

Name	Age	Position
Marc F. Pelletier	51	Chairman and Chief Executive Officer
David P. Jenkins	60	Chief Financial Officer
Paul R. McGuirk	70	Executive Vice President, Chief Development Officer and Director
Janelle R. Anderson	48	Director
Frank C. Sciavolino	81	Director
James P. Linton	59	Director
Thomas F. Ryan, Jr.	44	Director
Matthew Rossen	45	Director

Below is a summary of the business experience of each our executive officers and directors:

Marc F. Pelletier, PhD has served as our Chairman and Chief Executive Officer since March 2021. He is a scientist-entrepreneur with over thirty years of research and operational experience in the life sciences industry. Dr. Pelletier is a co-founder of Gardiner Founder, LLC and has been serving as its Managing Member since October 2020. Dr. Pelletier founded his first company, Aeromics, as a James Hudson Brown-Alexander B. Coxe Fellow at Yale School of Medicine. He led Aeromics’ drug discovery and development program from bench to clinic, developing a clinical-stage Aquaporin inhibitor to treat diseases of water imbalance, starting with brain swelling or cerebral edema. At Aeromics, Dr. Pelletier served as Chief Executive Officer from 2008-2019, Chief Financial Officer from 2008-2016 and as a Director from 2013-2019, overseeing strategic business and scientific operations. Dr. Pelletier also held the position of Chief Science Officer at Aeromics from 2008 through September 2020, when he launched Gardiner Founder, LLC. In 2015, he co-founded Iridia, Inc., a company developing DNA-based computer hard drive or molecular information storage technology. Dr. Pelletier served as a Director of Iridia from 2016-2019, and as secretary of Iridia from 2017-2019. Dr. Pelletier has extensive training in the life sciences sector, having completed three Post-Doctoral Fellowships at Yale University: one in the Department of Genetics, another in the Department of Molecular Biophysics & Biochemistry and a third in the Department of Cellular and Molecular Physiology. He received his Ph.D. in Genetics and Cell Biology from McGill University and both a M.Sc. in Genetics and B.Sc. in Biology and Economics from Concordia University in Montreal.

David P. Jenkins has served as our Chief Financial Officer since May 2021. He is a finance and business executive with over thirty-five years of experience in the technology, health and higher education sectors, and is currently serving as Chief Financial Officer of Gardiner Founder, LLC. Mr. Jenkins was an Audit Partner at PricewaterhouseCoopers LLP (“PwC”) with over thirty-one years of experience (1983 to 1994, and 1997 to 2017) serving in the firm’s audit practice. Many of his audit clients were publicly traded technology and/or bioscience companies. Early in his career, he also served as controller to a small, advanced materials business. Since retiring from PwC, Mr. Jenkins has provided financial consulting to several different venture-backed health software or bioscience companies, assisting with business planning, capital raising and financial analysis. In his capacity as an independent financial consultant, Mr. Jenkins’ work includes serving as the Chief Financial Officer of PatientWisdom, Inc. from June 2018 until its sale to NRC Health in January 2021, the Vice President of Finance at Aeromics, Inc. from March 2019 to the present, and the Chief Financial Officer of Bioasis Technologies Inc. from May 2021 to the present. He received his B.A. in Accounting and Business Administration from Muhlenberg College. Mr. Jenkins was also a Certified Public Accountant for many years, but no longer maintains an active license.

Paul R. McGuirk, PhD has served as our Chief Development Officer since March 2021, a Director since April 2021, and our Executive Vice President since October 2021. He brings nearly 40 years of pharmaceutical industry leadership experience to our company. Prior to joining Gardiner, from March 2009 to November 2020, Dr. McGuirk served in numerous capacities at Aeromics Inc., including as Chief Technology Officer, Executive Vice President and Head of Medicinal Chemistry, Process Chemistry, and Clinical Development, and as a member of the Board of Directors. Dr. McGuirk was responsible for the discovery and development of the only documented clinical stage aquaporin-4 inhibitor for the treatment of brain edema, which is preparing for Phase II clinical trials in China. Prior to Aeromics, Dr. McGuirk was at Pfizer from 1982 to 2009. As a medicinal chemist and manager of Infectious Diseases Medicinal Chemistry at Pfizer Global Research and Development in Groton, CT, Dr. McGuirk was responsible for leading the discovery and development of the marketed drug danofloxacin/Advocin®, which is approved for treatment of bovine respiratory disease. Dr. McGuirk chaired the Allergy and Respiratory Early Clinical Management Team, addressing numerous development challenges while progressing the inhaled PDEIV inhibitor tofimilast into Phase 2 studies. As a director, Dr. McGuirk led the nearly 100-person interdisciplinary team that pioneered Pfizer’s Absorption, Distribution, Metabolism and Excretion (ADME) & Toxicology program. As Group Director and Executive Director of Chemical Technologies, Dr. McGuirk co-led the large matrix multi-company team that helped build a successful three million compound HTS library. As Executive Director, Dr. McGuirk led the global review and evaluation of 310 clinical candidates, over a ten-year period, as a prerequisite to their entry into formal development. The candidate reviews spanned ten therapeutic areas and included several successful drugs such as Maraviroc®, Chantix®, and Zeljanz®. Dr. McGuirk is an expert on new molecular entity (“NME”) attributes needed for success in drug development.

Janelle R. Anderson, PhD has served as a Director since October 2021. She is currently the Chief Business Officer at F2G Inc. Prior to F2G, Dr. Anderson served as the Chief Business Officer to the Company from April 2021 to November 2021. She was formerly the Chief Strategy Officer at Century Therapeutics (2019-2021), where she drove the execution of deals and external partnerships that enabled Century’s scientific objectives and furthered its strategic goals. Prior to Century Therapeutics, Dr. Anderson was an Entrepreneur-in-Residence at Versant Ventures (2017-2019), where she was instrumental in establishing Century Therapeutics’ funding and core technology. Prior to Versant Ventures, Dr. Anderson was Managing Partner at CTI Life Sciences Fund (2014-2017), where she led U.S. biotech transactions. Prior to CTI Life Science Fund, Dr. Anderson worked at Merck (2008-2014), as a Finance Director and later as Managing Director of the MRL Ventures Fund, Merck’s therapeutic-focused venture group. Prior to Merck, Dr. Anderson held roles at Boston Consulting Group (2002-2004) before taking on various operational and deal-making positions in medical venture capital, including serving as interim Chief Executive Officer of Access Scientific while at Carrot Capital (2005-2007) (now known as Embark Healthcare). Dr. Anderson earned her B.Sc. in Chemistry (Honors) from McGill University, and A.M. and Ph.D. from the Department of Chemistry and Chemical Biology at Harvard University.

Thomas F. Ryan, Jr. has served as a Director since October 2021. He has approximately twenty years of business development, marketing and sales management experience in the life sciences sector. Mr. Ryan founded NavigatorBIO in October of 2017 and currently serves as its Chief Executive Officer. In that role, Mr. Ryan leads the operational and business development teams to help the company’s global clientele overcome challenges in brand recognition, market positioning, and business development. Prior to NavigatorBIO, Mr. Ryan served as the Director of Business Development at Eurofins Central Laboratory from November 2014 until October 2017. During his time at Eurofins, Mr. Ryan earned the “Business Development Representative of the Year” award in 2016 in recognition of his excellence in sales and participated on several steering committees. Prior to Eurofins, Mr. Ryan served as Strategic Account Manager for Lantheus Medical Imaging from May 2011 to May 2014. In that role, Mr. Ryan partnered with sales representatives to initiate, design and negotiate agreements with healthcare systems such as Yale New Haven Health, Columbia Presbyterian, Northwell Health and Mass General Brigham. For his efforts, Mr. Ryan earned the “Summit Award” in 2011 in recognition of his outstanding sales leadership and the “Lantheus Star Award” in 2013 in recognition of his exemplary commitment, contribution and leadership. Mr. Ryan began his career in the life sciences sector with Covidien, where his tenure ran from June 2003 through

March 2011. Mr. Ryan was fortunate to have moved through various positions at Covidien that continuously increased his level of responsibility. He started as a Business Development Representative in the New York area, was eventually promoted to Sales Trainer and rounded out the last 3 years of his tenure as a Region Manager. Mr. Ryan led a sales team of several business development executives covering the Midwest market, and, in 2010, he earned Covidien’s “Sharp – Safety Manager of the Year” award. In addition to his strategy and business development background, Mr. Ryan has extensive experience with building teams and ensuring execution of sales plans. His career has focused on business and sales process optimization to ensure successful execution of corporate strategy in the most efficient manner possible.

Matthew Rossen, MBA has served as a Director since October 2021. He has 20 years’ experience in the pharmaceutical and biotech arena, working across multiple therapeutic categories including Anti-Infectives, Alzheimer’s, Cardiovascular, Hematology, Solid Tumor, and Sleep Science. From April 2019 until May 2021, Mr. Rossen was Vice President of Marketing at QED Therapeutics, a subsidiary of BridgeBio. From August 2010 until April 2019, Mr. Rossen held various roles at Jazz Pharmaceuticals, eventually becoming Senior Director of New Product Planning. Prior thereto, from July 2001 to July 2010, Mr. Rossen worked at Pfizer Inc., where he spent 10 years in positions of increasing responsibility, ultimately becoming Senior Manager of Commercial Development for Dimebon, a neuroprotective drug. He holds a B.S. in Kinesiology and Applied Human Physiology from the University of Colorado and received his MBA from NYU’s Stern School of Business.

James P. Linton, PhD, MBA has served as a Director since April 2021. He has over thirty years of entrepreneur and executive experience in the biotechnology space, co-founding or serving as a co-founding management member of six companies and leading the operations, fund raising and business development efforts for several of these companies. Since September 2021, Dr. Linton has served as interim Chief Executive Officer of Resolute Bio, Inc., which focuses on developing novel human drug delivery and immunotolerance technology by coupling therapeutic peptides and proteins to circulating red blood cells. Among his previous start-ups, Dr. Linton co-founded (with Dr. Pelletier) Iridia Inc., a company developing DNA-based microchip data storage, where he served as the company’s Chief Executive Officer and chairman (2016-2017), and President and director (March 2016 through November 2019). During his tenure as Iridia’s Chief Executive Officer, Dr. Linton was responsible for raising more than $26 million, including investment capital from Western Digital Corporation. Also, in this role he oversaw all operations, financing efforts, financial management, intellectual property, human resources and investor relations. Currently, he serves as a director and Chief Executive Officer emeritus, collaborating with the Chief Executive Officer in fundraising, strategic planning and investor relations. In late 2020, Dr. Linton also co-founded New Frontier Bio, a biotechnology-driven health and wellness company, where he is a Director and serves as an Executive Consultant, supporting strategic planning and fundraising. Dr. Linton has successfully raised over $129 million in capital, negotiated over $298 million in deals, and has participated in a number of exits, including Protometrix Inc, Genicon Sciences, Axiom Biotechnologies and Owl Biomedical, Inc. Early in his career, Dr. Linton was a Post-Doctoral Fellow at Merck Research Laboratories working on molecular cloning of genes responsible for FK-506-induced immunosuppression. He obtained his M.B.A. from the University of California at Davis and his Ph.D. in Molecular Genetics from Emory University.

Frank C. Sciavolino, PhD has served as a Director since April 2021. He has extensive experience in the pharmaceutical industry, including a distinguished thirty-five year career at Pfizer Global Research & Development from 1968 to 2003. At Pfizer, Dr. Sciavolino held various management roles and responsibilities in drug discovery, development, registration and licensing, culminating in his role as Vice President of Research &Development Operations, in which he oversaw a team of more than one thousand scientists in the United States, Europe and Asia. He was responsible for two of Pfizer’s leading franchises, Zithromax and Celebrex. After leading the discovery chemistry team responsible for the initial macrolide antibiotic research, he served as principal investigator for the Phase I evaluation of eleven compounds in first-in-human (FIH) studies. This led to the identification and development of Zithromax, an antibiotic widely considered as one of the most important new drugs of the twentieth century, and one of the most commonly prescribed medications in the United States. He also played a major role in the licensing of Celebrex, a COX-2 inhibitor that reached several billion in peak annual sales globally. From 2003 until 2007, Dr. Sciavolino was Vice President of Product Development and Regulatory Affairs at Indigene Pharmaceuticals, at which he later served as Executive Vice President of Global Design and Development from 2007-2010. Between 2010 and 2013, Dr. Sciavolino served as a Senior Management and Board advisor at Max Zeller Söhne AG. In 2012, along with Drs. Gregory Gardiner, B. L. Mylari and Mr. Gary Mathias, Dr. Sciavolino co-founded Thetis Pharmaceuticals, a biotech company developing drugs for multiple diseases rooted in immune system deficits like cancers, respiratory conditions and gastro-intestinal disorders. As President and Chief Scientific Officer of Thetis, positions he has held since the founding of Thetis in 2012 to present, Dr. Sciavolino has pioneered the discovery and development of the HEALER platform, a technology that is enabling clinical evaluation of the extraordinarily potent Resolvins, an endogenous class of mediators that regulate both the innate and adaptive components of the immune system. Dr. Sciavolino has served on numerous editorial boards, including Annual Reports in Medicinal Chemistry, Antimicrobial Agents and Chemotherapy and the Journal of Antibiotics. Dr. Sciavolino has more than forty-eight issued patents and has a Ph.D. in organic chemistry from the University of Michigan and B.S. in Pharmacy from St. John’s University.

Board Advisors

Mohendra Moodley, Board advisor, is an investment professional with two decades of experience in financial services. He is a Director at Capricorn Commodities, a boutique investment and advisory business. Mohendra has extensive experience in trading, corporate finance, capital market arranging and funds management. He has been a key arranger and advisor to private and public companies on mid-market mergers and acquisitions and debt transactions centered in Australia, South Africa, the United States, Brazil, Indonesia, Chile and Hong Kong, in financial services, resources and technology. Mohendra has worked with a number of institutional investors across the world, including family offices, wealth managers, pension funds, credit funds, commercial banks, endowments, private equity groups, charities and multi strategy funds. Prior to Capricorn, Mohendra was a Director and Portfolio Manager at Taurus Funds Management, an Australian funds management firm. Prior to Taurus, Mohendra was at Macquarie Group in Australia in the Funds Management Division where he worked across various funds. Prior to joining Macquarie, Mohendra was a Partner at Craton Capital in South Africa, a specialist natural resources fund manager. Before Craton, Mohendra founded Knight Capital Management in August 2002 where he managed a South African hedge fund. Prior to Knight, Mohendra worked at UBS as a sell-side equity research analyst in South Africa, where he was a ranked analyst in various sectors including financial services, electronics and electrical. Mohendra holds a Bachelor of Commerce degree and an Honors degree (cum laude) from the University of Natal.

Jack A. Reynolds, DVM, DACLAM, DACVP and FIATP, Board advisor, is a founding Partner and Chairman Emeritus of the AnaBios Corporation and continues to serve as a director. He retired from Pfizer as Senior Vice President of R&D and Worldwide Head of Safety Sciences. Dr. Reynolds has over forty years of experience in the pharmaceutical industry, and has contributed to numerous development programs and drug approvals. At Pfizer, he worked to elucidate, understand, manage and mitigate the inherent risks of medicines. Dr. Reynolds has done extensive work in building partnerships with regulatory agencies, and has served leadership roles in professional societies, industry executive groups and scientific organizations. He is the founder and former Advisory Board Chair of the Drug Safety Executive Council, which now includes a membership of almost 2,000 industry professionals and plays a cross-industry role in collaboratively evaluating, validating and qualifying new technologies for safety testing and decision making. He remains an active consultant to the pharmaceutical industry, and his firm, JAReynolds & Associates, provides scientific and drug development support to clients both large and small. He is also a premier expert consultant for NDA Partners, a life sciences management consulting and contract development organization focused on providing product development and regulatory services to the pharmaceutical, biotechnology, and medical device industries worldwide. He is board certified in both Veterinary Pathology and Laboratory Animal Medicine and is a Fellow of the International Academy of Toxicological Pathologists. Dr. Reynolds, until recently, was an adjunct professor in the Division of Pharmacotherapy and Experimental Therapeutics at the School of Pharmacy, The University of North Carolina at Chapel Hill and is a long-standing member of the Scientific Advisory Committee of the Global Alliance for TB Drug Development.

Anthony Caggiano, MD PhD, Board advisor, has broad experience in the development of new medicines for neurological conditions. He is currently Chief Medical Officer and Head of Research and Development with NeuroTrauma Sciences. During his seventeen years at Acorda Therapeutics, Inc. the last three as Senior Vice President of Research and Development, Dr. Caggiano oversaw pre-clinical and clinical development programs in neurological conditions such as multiple sclerosis, stroke and spinal cord injury. In addition, he directed a team responsible for all aspects of early development through a combination of internal research efforts and external research collaborations. He built relationships with thought leaders, developed clinical trial strategies and participated in licensing activities. After Acorda Therapeutics, Dr. Caggiano was Chief Medical Officer of Cognition Therapeutics, which is developing CT1812 for Alzheimer’s disease, and served as acting President and Chief Medical Officer of Constant Pharmaceuticals and Chief Medical Officer of Aeromics, Inc., clinical-stage companies, respectively, developing candidates for central nervous system indications.

Thomas Hoxie, LLD, Board advisor, has approximately 35 years of experience in intellectual property law. Tom handles patent prosecution, licensing, litigation, and appeals. Tom has also served as an expert witness on patent and licensing matters in cases involving patent infringement, antitrust, licensing, and legal malpractice. In 2004, Tom entered private practice as Founding Partner of Hoxie & Tso LLP, which became Hoxie & Associates LLC in 2007. Hoxie & Associates handles patent matters in the area of chemistry, pharmaceuticals and biotechnology. From 2003 to 2004, Tom was Vice President and Head of the US patent and Trademark Department for Novartis, a multi-national pharmaceutical company. From 1991 to 2004, Tom held a variety of positions at Novartis and its predecessor company, Sandoz, including Global Head of Intellectual Property Litigation for Novartis’s branded and generic pharmaceuticals and consumer businesses, Deputy Global Head of Pharmaceutical Patents, Head of Novartis’s Agricultural Biotechnology Patent Group in North Carolina, and pharmaceutical patent attorney at Sandoz in Basel, Switzerland. Prior to going in-house, Tom was a litigation attorney in private practice in Baltimore and Washington, D.C., and was lead counsel on a number of jury and bench trials. Tom has given numerous seminars on patent law to patent attorneys in the United States and Europe, he was a tutor in European patent law for the Centre d’Etudes Internationales de la Propriété Industrielle (CEIPI), Université de Strasbourg, Strasbourg, France, and he is a co-author of “Patents for Chemicals, Pharmaceuticals, and Biotechnology”, 6th ed., 2016, Oxford University Press.

Mark Zhu, PhD, MBA, Board advisor, is an investment professional with over ten years of investing experience in science-based companies. Since October 2016, Dr. Zhu has served as a director of Propel(x), a deep tech investment company, where he is responsible for deal sourcing, due diligence, and portfolio management. Since July 2017, Mark has also served as a Partner at Newton Fund, an affiliated fund managed by Propel(x). In the past five years, Dr. Zhu has invested in twenty-four deals, nine of which were in the healthcare sector. In addition to his roles at Propel(x) and Newton Fund, Dr. Zhu has served, since March 2019, as an Advisor at Lunewave, a radar sensor startup, and since August 2020, as an Advisor to AM Batteries, a battery manufacturing technology startup, which he also helped to launch. From October 2015 to September 2016, Dr. Zhu served as an Investment Director at Gibraltar Ventures (a subsidiary of Prudential Financial). Prior to his tenure at Gibraltar Ventures, Dr. Zhu held various investment roles at Connecticut Innovations (from July 2014 to October 2015) and DTE Energy Ventures (from 2008 to 2014). Dr. Zhu started his investment career as a cleantech investor and eventually became a generalist with a strong interest in science-based startups. Before Dr. Zhu’s investment career, he worked in technology development roles at United Technologies (from 2002 to 2008) and Praxair (from 1999 to 2002). Dr. Zhu received his B.S. in Chemical Engineering from the University of South Florida in 1996, Ph.D. in Chemical Engineering from Louisiana State University in 2000, and MBA from Carnegie Mellon University in 2007.

Our directors and officers play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure our stockholders that they will, in fact, be able to do so.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers of our Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2021, the Board of Directors held one board meeting, no audit committee meetings, one compensation committee meeting, no nominating and corporate governance committee meetings, and the Board acted by unanimous written consent on five occasions.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee, nominating committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on October 22, 2021

We have established an audit committee of the Board of Directors, which consists of Messrs. Rossen and Linton and Dr. Anderson each of whom is an independent director under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Rossen is the chair of the audit committee.

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the Nasdaq Global Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Dr. Anderson satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	setting clear hiring policies for employees or former employees of the independent auditors; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors, which consists of Messrs. Linton, Sciavolino and Dr. Anderson, each of whom is an independent director under Nasdaq’s listing standards. Mr. Linton is the chair of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the Board of Directors consisting of Messrs. Sciavolino, Ryan and Rossen, each of whom is an independent director. Mr. Sciavolino is the chair of the compensation committee. We have adopted a Compensation Committee Charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and, either as a committee or together with the other independent directors (as directed by the board), determining and approving the compensation level (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser, and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board of Directors. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors of any other entity that has one or more executive officers serving on our compensation committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs, and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company. Our officers and directors are not prohibited from becoming either a director or officer of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.
●	The founder shares beneficially owned by our officers and directors, or in which our officers and directors have an economic interest, will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their founder shares or private warrants or founder shares in which they have an economic interest. Furthermore, the co-sponsors have agreed that the private warrants will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 12 months (or up to 18 months at our co-sponsors’ option, as described herein) from the date of the December 27, 2021 closing of the IPO. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Marc F. Pelletier	Gardiner Founder, LLC Pelletier Biotech, LLC	Life Sciences/Biotechnology Biotechnology	Manager/Independent Consultant

Paul R. McGuirk	STINGINN, LLC Aeromics, Inc. PRM Pharmaceuticals, LLC Gardiner Founder, LLC	Biotechnology Pharmaceuticals Pharmaceuticals Life Sciences / Biotechnology	Independent Consultant Independent Consultant President Manager

Frank C. Sciavolino	Thetis Pharmaceuticals LLC Gardiner Founder, LLC	Biopharmaceuticals Life Sciences / Biotechnology	President; Chief Scientific Officer; Co-Founder; Director Manager

James P. Linton	Iridia, Inc. Resolute Bio, Inc.	Biotechnology Biotechnology	Co-Founder; Chief Executive Officer Emeritus; Director Interim Chief Executive Officer

Janelle R. Anderson	F2G Inc. Jazz House Kids Inc. Century Therapeutics	Biotechnology Non-profit Biotechnology	Chief Business Officer Director Former Chief Strategy Officer

David P. Jenkins	Forest View Consulting, LLC Riverfront Recapture, Inc. Harriet Beecher Stowe Center Muhlenberg College	Consulting Non-Profit Non-Profit University/College	Managing Member Director Trustee Trustee

Thomas F. Ryan, Jr.	NavigatorBIO	Biotechnology	Chief Executive Officer

Our insiders, including our officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their founder shares if we are unable to complete our initial business combination within the required time frame. If they purchased shares of common stock in our IPO, and the Over-allotment Closing, or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or other insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our public stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors. Except as otherwise described in this Annual Report on Form 10-K, no member of our management team will be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages resulting from breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our certificate of incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in this Form 10-K.

Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in accordance with the terms of such policy and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A form of the code of ethics is incorporated as an exhibit to this Annual Report on Form 10-K, as originally filed as exhibit 14.1 to our Registration Statement.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that the following transactions were not timely reported.

			Number of
Name	Late Report	Transactions Covered	Shares
Gardiner Healthcare Holdings, LLC	Form 3/A	Reflecting correct number of shares of Common Stock held by the Sponsor.	1,336,563
Gardiner Founder, LLC	Form 3	Reflecting shares held by Gardiner Founder, LLC as beneficial owner of Sponsor’s shares of Common Stock.	1,336,563

ITEM 11.EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us except for disclosed in herein and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions.” Commencing on the date of the filing of our initial Registration Statement, as filed with the Securities and Exchange Commission on October 22, 2021, through the completion of our initial business combination with a target business, we have been paying and will continue to pay to Gardiner Holdings a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

The following payments of consulting services fees have been paid by the Company or on the Company’s behalf since June 2021: (i) $13,500 per month to Marc F. Pelletier, our Chairman and Chief Executive Officer; (ii) $12,500 per month to Paul R. McGuirk, our Executive Vice President, Chief Development Officer and Director; (iii) $1,500 per month to Frank C. Sciavolino, a Director; (iv) $28,717 in total to David P. Jenkins, our Chief Financial Officer; and (v) $12,500 in total to Janelle R. Anderson, a Director. In addition, Dr. Pelletier and Dr. McGuirk have received $2,500 and $300 per month, respectively, in medical allowance fees since October 2021. From November, 2020 to June 2021, Gardiner Founder, LLC paid similar monthly amounts to Messrs. Pelletier and McGuirk. In addition, for each of their services as an officer of the Company, in 2021 Dr. Pelletier received a grant of an interest in 30,000 founder shares, Dr. McGuirk received a grant of an interest in 30,000 founder shares, Mr. Jenkins received a grant of an interest in 15,000 founder shares, and Dr. Anderson received a grant of an interest in 25,000 founder shares from Gardiner Holdings, Chardan Gardiner and CCMAUS, collectively.

On October 15, 2021, Gardiner Holdings, Chardan Gardiner and CCMAUS collectively granted 50,000 founder shares to Dr. Linton and Dr. Sciavolino, with each receiving 25,000 founder shares. On October 15, 2021, Gardiner Holdings, Chardan Gardiner and CCMAUS collectively granted 25,000 founder shares to Mr. Ryan. Additionally, on October 15, 2021, Gardiner Holdings, Chardan Gardiner and CCMAUS collectively granted 25,000 founder shares to Mr. Rossen.

Other than the $10,000 per month general and administrative services fee payable to Gardiner Holdings, the $38,750.00 per month aggregate consulting fees payable to Mr. Jenkins, Drs. Pelletier, McGuirk, and Sciavolino, two payments of $6,250 to Dr. Anderson for her previous role as Chief Business Officer, and the $2,500 and $300 per month in medical allowance fees payable to Dr. Pelletier and Dr. McGuirk, and the grant of an interest in founder shares to the officers of the Company as discussed elsewhere in this Annual Report on Form 10-K, respectively, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Summary Compensation Table – Executive Officers

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers by or on behalf of the Company for the fiscal year ended December 31, 2021. No compensation was awarded to, earned by, or paid to our former or current executive officers by or on behalf of the Company for the fiscal year ended December 31, 2020.

Name and Principal Position	Year	Stock awards ($)	All Other Compensation($)	Total
Marc F. Pelletier, Chairman and Chief Executive Officer	2021	$0	$13,500/month and	$102,000	(1)
		$0	$2,500/month
Paul R. McGuirk, Executive Vice President, Chief Development Officer and Director	2021	$0	$12,500/month and	$88,400	(2)
		$0	$300/month
David P. Jenkins, Chief Financial Officer	2021	$0	$28,717	$28,717	(3)
Janelle R. Anderson, Director(4)	2021	$0	$12,500	$12,500	(4)

(1)	Dr. Pelletier received monthly payments of $13,500 for his consulting services to the Company starting in June 2021. In addition, Dr. Pelletier received $2,500 per month in medical allowance fees beginning in October 2021. Dr. Pelletier also received a grant of an interest in 30,000 founder shares from the co-sponsors for his services as Chief Executive Officer in 2021.
(2)	Dr. McGuirk received monthly payments of $12,500 for his consulting services to the Company starting in June 2021. In addition, Dr. McGuirk received $300 per month in medical allowance fees beginning in October 2021. Dr. McGuirk also received a grant of an interest in 30,000 founder shares from the co-sponsors for his services as Chief Development Officer in 2021.
(3)	Mr. Jenkins received $28,717 in total for his consulting services to the Company starting in June 2021. Mr. Jenkins also received a grant of an interest in 15,000 founder shares from the co-sponsors for his services as Chief Financial Officer in 2021.
(4)	While serving as Chief Business Officer of the Company, Dr. Anderson received $6,250 in October 2021 and another $6,250 in December 2021 for her services. . Dr. Anderson also received a grant of an interest in 25,000 founder shares from the co-sponsors for her services as Chief Business Officer in 2021.

Summary Compensation Table – Directors

The table below summarizes all compensation of our directors for our last completed fiscal year.

Name	Stock awards ($)	All other compensation($)	Total
Frank C. Sciavolino	$0	$10,500	$10,500	(1)
James P. Linton	$0	N/A	$0	(2)
Thomas F. Ryan, Jr.	$0	N/A	$0	(3)
Matthew Rossen	$0	N/A	$0	(4)

(1)	Dr. Sciavolino receives monthly payments of $1,500 for his consulting services to the Company since June 2021, and received a grant of 25,000 founder shares from the co-sponsors in October 2021 for his services as an independent director.
(2)	Mr. Linton received a grant of 25,000 founder shares from the co-sponsors in October 2021 for his services as an independent director.
(3)	Mr. Ryan received a grant of 25,000 founder shares from the co-sponsors in October 2021 for his services as an independent director.
(4)	Mr. Rossen received a grant of 25,000 founder shares from the co-sponsors in October 2021 for his services as an independent director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 4, 2022 (or such other date as specified below) the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 4, 2022, we had 10,781,250 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of this Annual Report on Form 10-K.

	Amount	Approximate
	and Nature	Percentage of
	of	Outstanding
	Beneficial	Shares of
Name and Address of Beneficial Owner	Ownership	Common Stock
Gardiner Healthcare Holdings, LLC(1)(2)	1,336,563	12.4%
Marc F. Pelletier(1)	—	—
David P. Jenkins(1)	—	—
Paul R. McGuirk(1)	—	—
Janelle R. Anderson(1)	—	—
Frank C. Sciavolino(1)(3)	25,000	*
James P. Linton(1)(3)	25,000	*
Thomas F. Ryan, Jr. (1)(3)	25,000	*
Matthew Rossen(1)(3)	25,000	*
All executive officers and directors as a group (8 individuals)	100,000	*
Holders of 5% or more of our common stock
Feis Equities LLC(4)	735,000	9.8%
Space Summit Capital LLC(5)	774,796	7.7%
Saba Capital Management GP, LLC; Saba Capital Management, L.P.; and Mr. Boaz Weinstein(6)	600,000	7.0%
MMCAP International Inc. SPC, and MM Asset Management Inc.(7)	550,000	5.1%

*Less than 1%

(1)	The business address of each of the individuals is c/o Gardiner Healthcare Acquisitions Corp., 3107 Warrington Road, Shaker Heights, Ohio 44120.
(2)	Gardiner Holdings is the record holder of such shares. The business address of Gardiner Holdings is 3107 Warrington Road, Shaker Heights, Ohio 44120. Gardiner Holdings is a wholly-owned subsidiary of, and is managed by, Gardiner Founder, LLC. Gardiner Founder is controlled by a board of managers that includes Messrs. Pelletier, McGuirk and Sciavolino. Messrs. Pelletier, McGuirk and Sciavolino are the three managers of Gardiner Founder. Any action by Gardiner Holdings with respect to the founder shares held by it, including voting and dispositive decisions are made by a majority vote of the board of managers of Gardiner Founder. Accordingly, under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of Gardiner Founder’s managers, none of the managers of Gardiner Founder is deemed to be a beneficial owner of Gardiner Founder’s securities, except to the extent of any pecuniary interest they may have therein.
(3)	For each of Messrs. Sciavolino, Linton, Ryan and Rossen, the founder shares held include founder shares directly held by such individuals through stock grants for serving as an independent director.
(4)	Based solely on the Schedule 13G filed by Feis Equities LLC and Lawrence M. Feis with the Securities and Exchange Commission on December 30, 2021, pursuant to a Joint Filing Agreement, dated December 30, 2021, among such reporting persons, pursuant to which they agreed to file the Schedule 13G. The principal business address for each such security holder is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.
(5)	Based solely on the Schedule 13G/A filed by the security holder with the Securities and Exchange Commission on February 3, 2022. The principal business address for the security holder is 15455 Albright Street, Pacific Palisades, CA 90272.
(6)	Based on the Schedule 13G filed by Saba Capital Management GP, LLC; Saba Capital Management, L.P.; and Mr. Boaz Weinstein with the Securities and Exchange Commission on December 30, 2021, pursuant to a Joint Filing Agreement, dated December 30, 2021, among such reporting persons, pursuant to which they agreed to file the Schedule 13G. The principal business address of each such security holder is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)	Based solely on the Schedule 13G/A filed by MMCAP International Inc. SPC and MM Asset Management Inc. with the Securities and Exchange Commission on February 9, 2022. The address for MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands, and the address for MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

All of the founder shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of: (1) the completion of an initial business combination within the required time period and (2) our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period. Unless and until our initial business combination is consummated, the proceeds held in the trust account will not be available for our use for any expenses related to the IPO or the Over-allotment Closing, or expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities, except there can be released to us, from time to time, any interest earned on the funds in the trust account that we may need to pay our tax obligations. With this exception, expenses incurred by us may be paid prior to a business combination only from the net proceeds the IPO and the Over-allotment Closing not held in the trust account of approximately $1,350,000; provided, however, that in order to meet our working capital needs following the consummation of the IPO and the Over-allotment Closing if the funds not held in the trust account are insufficient, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant. Such private warrants will be identical to the private warrants issued at the December 27, 2021 closing of the IPO and the Over-allotment Closing, except that the Private Placement Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Our stockholders have approved the issuance of the private warrants (and underlying securities) upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 25, 2021, Gardiner Holdings purchased 2,156,250 founder shares from us for $25,000, or approximately $0.012 per share. On April 9, 2021, Gardiner Holdings sold (i) 388,125 founder shares to Chardan Gardiner and (ii) 366,562 founder shares to CCMAUS, in each case, for approximately $0.012 per share, resulting in Gardiner Holdings holding a balance of 1,401,563 founder shares.

On October 15, 2021, Gardiner Holdings, Chardan Gardiner and CCMAUS collectively granted 50,000 founder shares to our independent directors, Dr. Linton and Dr. Sciavolino, with each independent director receiving 25,000 founder shares. On October 15, 2021, Gardiner Holdings, Chardan Gardiner and CCMAUS collectively granted 25,000 founder shares to our independent director, Mr. Ryan. On October 15, 2021, Gardiner Holdings, Chardan Gardiner and CCMAUS collectively granted 25,000 founder shares to our independent director, Mr. Rossen.

Of the 100,000 founder shares granted to our independent directors, Gardiner Holdings granted 65,000 founder shares, Chardan Gardiner granted 18,000 founder shares, and CCMAUS granted 17,000 founder shares, leaving Gardiner Holdings, Chardan Gardiner and CCMAUS, respectively, with 1,336,563 founder shares, 370,125 founder shares, and 349,562 founder shares.

On March 25, 2021, we issued an unsecured promissory note to Gardiner Holdings, pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note was amended and restated by that certain amended and restated promissory note, dated July 30, 2021, issued by us to Gardiner Holdings, and further amended and restated by that certain second amended and restated promissory note, dated December 13, 2021, issued by us to Gardiner Holdings (collectively, the “promissory note”). The promissory note was non-interest bearing and the Company owes $254,975 as of December 31, 2021.

The following payments of consulting services fees have been paid by the Company or on the Company’s behalf since June 2021: (i) $13,500 per month to Marc F. Pelletier, our Chairman and Chief Executive Officer; (ii) $12,500 per month to Paul R. McGuirk, our Executive Vice President, Chief Development Officer and Director; (iii) $1,500 per month to Frank C. Sciavolino, a Director; (iv)

$28,717 in total to David P. Jenkins, our Chief Financial Officer; and (v) $12,500 in total to Janelle R. Anderson, a Director. In addition, Dr. Pelletier and Dr. McGuirk have received $2,500 and $300 per month, respectively, in medical allowance fees since October 2021. From November 2020 to June 2021, Gardiner Founder, LLC made similar monthly payments to Messrs. Pelletier and McGuirk. In addition, for each of their services as an officer of the Company, in 2021 Dr. Pelletier received a grant of an interest in 30,000 founder shares, Dr. McGuirk received a grant of an interest in 30,000 founder shares, Mr. Jenkins received a grant of an interest in 15,000 founder shares, and Dr. Anderson received a grant of an interest in 25,000 founder shares from Gardiner Holdings, Chardan Gardiner and CCMAUS, collectively.

In order to meet our working capital needs following the consummation of our IPO and the Over-allotment Closing, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest.

The holders of our founder shares issued and outstanding on the date of this annual report, as well as the holders of the Private Placement Warrants (and all underlying securities) are entitled to registration rights pursuant to the registration rights agreement, dated December 21, 2021, which is incorporated as an exhibit to this Annual Report on Form 10-K and filed as exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2021. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee reviews and approves all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee are reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

Except as otherwise disclosed in this Annual Report on Form 10-K, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our officers or directors who owned our shares of common stock, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

In furtherance of our policies with respect to related party transactions, with respect to any initial business combination that we consider with an entity that is affiliated with any of our initial stockholders, directors or officers, to further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity affiliated with such parties unless (i) an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and of our independent directors. Furthermore, except as otherwise disclosed in this Annual Report on Form 10-K, in no event will any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq rules require that a majority of the Board of Directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Janelle R. Anderson, Frank C. Sciavolino, James P. Linton, Thomas F. Ryan, Jr. and Matthew Rossen are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act.

We will only enter into a business combination if it is approved by a majority of our independent directors and our co-sponsors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related party transactions must be approved by our audit committee and a majority of disinterested directors. Nasdaq’s listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10, “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to BDO USA LLP for services rendered.

Audit Fee - Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO USA LLP in connection with regulatory filings. The aggregate fees of BDO USA LLP for professional services rendered for the audit of our financial statements and other required filings with the SEC for the period ended December 31, 2021 totaled approximately $161,000. The amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees - Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period ended December 31, 2021, we did not pay BDO USA LLP any audit-related fees.

Tax Fees - We did not pay BDO USA LLP for tax services, planning or advice for the period ended December 31, 2021.

All Other Fees - We did not pay BDO USA LLP for any other services for the period ended December 31, 2021.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:
(1)	The financial statements listed on the Financial Statements Table of Contents
(2)	Not applicable
(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1

Underwriting Agreement dated December 21, 2021 between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2021)

1.2

Business Combination Marketing Agreement dated December 21, 2021 between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the SEC on December 27, 2021)

3.1

Amended and Restated Certificate of Incorporation for Gardiner Healthcare Acquisitions Corp. dated December 21, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2021)

3.3	Bylaws of Gardiner Healthcare Acquisitions Corp. dated March 25, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on October 22, 2021)
4.1

Warrant Agreement dated December 21, 2021 the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2021)

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on October 22, 2021)
4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the SEC on October 22, 2021)
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the SEC on October 22, 2021)
10.1

Letter Agreement dated December 21, 2021 by and between the Company and Gardiner Healthcare Holdings, LLC, Chardan Gardiner, LLC and CCMAUS PTY LTD (incorporated by reference to Exhibit 10.1 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.2

Letter Agreement dated December 21, 2021 by and between the Company and Chardan Gardiner, LLC (incorporated by reference to Exhibit 10.2 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.3

Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company dated December 21, 2021 (incorporated by reference to Exhibit 10.3 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.4

Stock Escrow Agreement between the Company and Continental Stock Transfer & Trust Company dated December 21, 2021 (incorporated by reference to Exhibit 10.4 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.5

Registration and Stockholder Rights Agreement between the Company and Gardiner Healthcare Holdings, LLC, Chardan Gardiner, LLC and CCMAUS PTY LTD (incorporated by reference to Exhibit 10.5 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.6

Indemnity Agreement between the Company and each of the directors  and officers of the Company dated December 21, 2021 (incorporated by reference to Exhibit 10.6 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.7

Administrative Services Agreement between the Company and Gardiner Healthcare Holdings, LLC dated December 21, 2021 (incorporated by reference to Exhibit 10.7 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.8

Private Placement Warrants Purchase Agreement dated December 21, 2021 between the Company and Gardiner Healthcare Holdings, LLC, (incorporated by reference to Exhibit 10.8 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.9

Private Placement Warrants Purchase Agreement dated December 21, 2021 between the Company and Chardan Gardiner, (incorporated by reference to Exhibit 10.9 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.10

Private Placement Warrants Purchase Agreement dated December 21, 2021 between the Company and CCMAUS PTY LTD (incorporated by reference to Exhibit 10.10 to the Current Form 8-K filed with the SEC on December 27, 2021)

10.11

Founder Shares Purchase Agreement between Gardiner Healthcare Holdings, LLC and CCMAUS Pty Ltd dated April 9, 2021 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2021)

10.12

Founder Shares Purchase Agreement between Gardiner Healthcare Holdings, LLC and Chardan Gardiner LLC dated April 9, 2021 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2021)

10.13

First Amendment to Founder Shares Purchase Agreement between Gardiner Healthcare Holdings, LLC and Chardan Gardiner LLC dated December 2, 2021 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 3, 2021)

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2021)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARDINER HEALTHCARE ACQUISITIONS CORP.

Dated: March 31, 2022	By:	/s/ Marc F. Pelletier
	Name:	Marc F. Pelletier
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc F. Pelletier	Chairman and Chief Executive Officer	March 31, 2022
Marc F. Pelletier	(Principal Executive Officer)

/s/ David P. Jenkins	Chief Financial Officer	March 31, 2022
David P. Jenkins	(Principal Financial and Accounting Officer)

/s/ Paul R. McGuirk	Executive Vice President, Chief Development Officer, and Director	March 31, 2022
Paul R. McGuirk

/s/ Janelle R. Anderson	Director	March 31, 2022
Janelle R. Anderson

/s/ Frank C. Sciavolino	Director	March 31, 2022
Frank C. Sciavolino

/s/ James P. Linton	Director	March 31, 2022
James P. Linton

/s/ Thomas F. Ryan, Jr.	Director	March 31, 2022
Thomas F. Ryan, Jr.

/s/ Matthew Rossen	Director	March 31, 2022
Matthew Rossen

GARDINER HEALTHCARE ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Gardiner Healthcare Acquisitions Corp.

Shaker Heights, Ohio

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gardiner Healthcare Acquisitions Corp. (the “Company”) as of December 31, 2021, the related statement of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for the period from March 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2021, and the results of its operations and its cash flows for the period from March 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2021, the Company does not have sufficient cash and working capital to sustain its operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2022

GARDINER HEALTHCARE ACQUISITION CORP.

BALANCE SHEET

December 31,
2021
ASSETS

CURRENT ASSETS
Cash	$1,403,500
Prepaid expenses and other assets	19,050
Total current assets	1,422,550

Investments held in trust account	87,111,581
Total assets	$88,534,131

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$72,851
Franchise tax payable	63,989
Note payable - related party	254,975
Total current liabilities	391,815

Derivative warrant liabilities	1,885,049
Total liabilities	2,276,864

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 8,625,000 shares at redemption value of $10.10 per share.	87,112,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 2,156,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption).	216
Additional paid-in capital	—
Accumulated deficit	(855,449)

Total stockholders’ deficit	(855,233)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT	$88,534,131

The accompanying notes are an integral part of these financial statements

GARDINER HEALTHCARE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD MARCH 25, 2021 (INCEPTION) TO DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	$250,370
Franchise tax	63,989
Total operating expenses	314,359

OTHER INCOME (EXPENSE)
Interest Income	$350
Unrealized loss on marketable securities held in Trust Account	(1,270)
Change in fair value of warrants	263,666
Transaction costs allocated to warrant issuance	(11,910)
Total other income	250,836

NET LOSS	(63,523)

Weighted average shares outstanding of redeemable Common stock	152,926

Basic and diluted net income per share, Common stock	$10.21

Weighted average shares outstanding of non-redeemable Common stock	2,148,604

Basic and diluted net loss per share, Common stock	$(0.76)

The accompanying notes are an integral part of these financial statements

GARDINER HEALTHCARE ACQUISITION CORP.

STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

AND STOCKHOLDERS’ DEFICIT

FOR THE PERIOD MARCH 25, 2021 (INCEPTION) TO DECEMBER 31, 2021

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, March 25,2021 (inception)	—	$—	$—	$—	$—

Issuance of Common stock to Sponsor	2,156,250	216	24,784	—	25,000

Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	3,829,599	—	3,829,599

Excess cash received over the fair value of the private warrants	—	—	2,695,035	—	2,695,035

Accretion for Common shares to redemption value	—	—	(6,549,418)	(791,926)	(7,341,344)

Net loss	—	—	—	(63,523)	(63,523)

Balance, December 31, 2021	2,156,250	$216	$—	$(855,449)	$(855,233)

The accompanying notes are an integral part of these financial statements

GARDINER HEALTHCARE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD MARCH 31, 2021 (INCEPTION) TO DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(63,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(351)
Unrealized loss on marketable securities held in Trust Account	1,270
Change in fair value of warrants	(263,666)
Transaction costs allocated to warrant issuance	11,910
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(19,050)
Accounts payable	72,851
Franchise tax payable	63,989
Net cash flows used in operating activities	(196,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(87,112,500)
Net cash flows paid in investing activities	(87,112,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial public offering	84,093,750
Proceeds from sale of private units	4,843,750
Payment of Sponsor loan	254,975
Proceeds from issuance of common stock to Sponsor	25,000
Payment of offering costs	(504,905)
Net cash flows provided by financing activities	88,712,570

NET CHANGE IN CASH	1,403,500

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$1,403,500

Supplemental disclosure of noncash activities:

Initial classification of warrant liability	$2,148,715
Accretion for common stock to redemption value	$7,341,344

The accompanying notes are an integral part of these financial statements

GARDINER HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 – Description of Organization and Business Operations and Liquidity

Gardiner Healthcare Acquisition Corp. (the “Company”) was incorporated in Delaware on March 25, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, however we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 27, 2021, the Company had not commenced any operations. All activity through December 27, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 22, 2021. On December 27, 2021, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,450,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Gardiner Healthcare Holdings, LLC (the “Sponsor”), Chardan Gardiner LLC (“Chardan Gardiner”), and CCMAUS Pty Ltd. (“CCMAUS”) generating gross proceeds of $4,450,000 which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated a private sale of an additional 393,750 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $393,750. As of December 29, 2021, a total of $87,112,500 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Warrants was placed in a U.S.-based trust account. As the over-allotment option was fully exercised, no portion of the 2,156,250 shares purchased by the initial shareholders are subject to forfeiture any longer.

Offering costs for the IPO and over-allotment Units amounted to $2,661,155, consisting of $2,156,250 of underwriting fees and $504,906 of other costs. As described in Note 6, the Company has entered into a business combination marketing agreement (which is described in Note 6) whereby it will pay Chardan Capital Markets, LLC (“Chardan”) $3,018,750 (3.5% of the gross proceeds from the IPO and over-allotment which is being held in the Trust Account) contingent upon the consummation of a Business Combination.

Following the closing of the IPO and over-allotment, $87,112,500 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the amounts due under the business combination marketing agreement and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s Public Warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topis 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by December 27, 2022, 12 (with an option to extend) months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. Chardan has agreed to waive their rights to its business combination marketing agreement fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. Management is continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Management’s plan

As of December 31, 2021, the Company had $1,403,500 in its operating bank accounts, $87,111,581 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common share in connection therewith and working capital of $1,030,735.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Investments Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in a publicly traded fund that invests in only U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $2,661,155 of which $2,649,212, was charged against additional paid-in capital and $11,910 was charged to expense upon the completion of the IPO.

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

The Company’s Founder Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from inception to December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurement”, defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants.

Fair value measurements are classified on a three-tier hierarchy as follows:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s assets and liabilities other than the derivative warrant liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of December 31, 2021, the Company had warrant liability of $1,885,049.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.

The total provision (benefit) for income taxes is comprised of the following:

December 31,
2021
Current expense	$—
Deferred expense	66,208
Change in valuation allowance	(66,208)
Total income tax expense (benefit)	$—

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

December 31,
2021
Deferred tax assets	$66,208
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(66,208)
Net deferred tax assets	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

December 31,
2021
Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	21%
Effective tax rate	—%

Common stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2021, 8,625,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Proceeds allocated to Public Warrants	(3,950,250)
Common stock issuance costs	(2,528,594)
Plus: Accretion of carrying value to redemption value	7,341,344
Common stock subject to possible redemption	$87,112,500

Net Income (loss) per Common stock

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has redeemable and nonredeemable shares of common stock. Income and losses are shared pro rata between the redeemable and nonredeemable shares of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to the nonredeemable shares of common stock. Diluted net loss per share attributable to stockholders adjusts the basic net loss per share attributable to stockholders and the weighted-average shares of common stock outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

With respect to the accretion of redeemable shares of common stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the stockholder in the calculation of the net income (loss) per share of common stock.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

Net loss from inception to IPO date	$(179,436)
Net income from IPO date to year-end	115,913
Total loss from inception to date	(63,523)
Accretion of Class A redeemable shares to redemption value	(7,341,344)
Net loss including accretion of Class A redeemable shares to redemption value	$(7,404,867)

	For the period from March 25, 2021 (inception) through December 31, 2021
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	8,625,000	2,156,250	10,776,250
Ownership percentage	80%	20%
Total loss allocated	$92,730	$(156,253)	$(63,523)
Less: Accretion allocated based ownership percentage	(5,873,075)	(1,468,269)	(7,341,344)
Plus Accretion applicable to the redeemable class	7,341,344	—	7,341,344
Total income (loss) by class	$1,560,999	$(1,624,522)

Weighted average shares	152,926	2,148,604
Earnings (loss) per share	$10.21	$(0.76)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants qualify for equity accounting treatment and Private Placement Warrants qualify for liability accounting treatment.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on June 8, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO and the underwriters’ over-allotment option, the Company sold 8,625,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

On December 29, 2021, the underwriters’ exercised the over-allotment option in full pursuant to which an additional 1,125,000 Units at a price of $10.00 per Unit were sold. The Over-allotment Units are identical to the Units sold at IPO.

Note 4 — Private Placement Warrants

On December 27, 2021, simultaneously with the consummation of the IPO the Company consummated the issuance and sale (“Private Placement”) of 4,450,000 Private Placement Warrants in a private placement transaction at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,450,000.

The Private Placement Warrants were sold to the Sponsor (3,337,500 Private Placement Warrants), Chardan Gardiner (572,143 Private Placement Warrants), and CCMAUS (540,357 Private Placement Warrants).

On December 29, 2021, with the exercise of the overallotment, the Company consummated the private placement of an additional 393,750 Private Placement Warrants to the Sponsor, Chardan Gardiner, and CCMAUS generating gross proceeds of $393,750.

Each whole Private Placement Warrant will be exercisable to purchase one share of common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will be worthless.

Note 5 — Related Party Transactions

Founder Shares

On March 25, 2021, the Initial Stockholders purchased 2,156,500 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001 for an aggregate price of $25,000. The Initial Stockholders agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is was exercised in full by the underwriters. Since the over-allotment option was exercised in full on December 29, 2021, no Founder Shares were forfeited.

The initial stockholders will agree, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until (A) with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of the initial Business Combination and date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganization and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, and (B) with respect to the remaining 50% of the Founder Shares, six month after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

Promissory Note – Related Party

On March 25, 2021, Gardiner Healthcare Holdings, LLC agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a sponsor note, which was amended and restated by that certain amended and restated promissory note dated July 30, 2021, and further amended and restated by that certain second amended and restated promissory note dated December 13, 2021 (the “Note”). This loan is non-interest bearing and became payable on IPO. As of December 31, 2021, $254,975 was outstanding under the Note, which will be repaid from the Company’s operating account.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay Gardiner Healthcare Holdings, LLC a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for the use of office space and administrative support services. As of December 31, 2021, no amounts have been paid under this arrangement.

Consulting Fees

The Company intends to pay certain officers and directors of the Company an aggregate of approximately $38,750 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination for consulting services. As of December 31, 2021, approximately $178,067 has been paid under this arrangement via the Note and has been expensed to operations.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement to be signed in relation to the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. Such option was exercised in full on December 29, 2021.

The underwriters were paid a cash underwriting discount of $0.25 per Unit on the offering not including the Units issued with the underwriter’s exercise of their over-allotment option, or $1,875,000 in the aggregate at the closing of the IPO. The underwriters were paid an additional cash underwriting discount of $0.25 per upon the sale of the Over-allotment Units, or $281,250 in the aggregate.

Business Combination Marketing Agreement

The Company has engaged Chardan as an advisor in connection with the Company’s Business Combination to introduce us to potential investors that are interested in purchasing the Company’s securities in connection with the potential business combination, assist the Company in obtaining stockholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination. The Company will pay Chardan the Marketing Fee for such services upon the consummation of the Company’s initial Business Combination in an amount equal to 3.5% of the gross proceeds of this offering, including any proceeds from the full or partial exercise of the over-allotment option (exclusive of any other fees which might become payable pursuant to any other agreement among Chardan and the Company or any target business). The Company has also agreed, pursuant to the business combination marketing agreement, to retain Chardan as lead financial advisor to the Company in connection with the Company’s initial business combination, and as a non-exclusive placement agent in connection with any private placement undertaken in connection with such business combination, in each case on mutually agreeable terms and conditions and pursuant to one or more separate engagement letters to be entered into between the parties. $3,018,750 would be payable from the proceeds held in the Trust Account under this arrangement upon the successful completion of a Business Combination.

Note 7 — Warrant Liabilities

The Company accounts for the 4,843,750 Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we have classified each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re- measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations.

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 2,156,250 shares of common stock outstanding (excluding 8,625,000 shares of common stock subject to possible redemption).

On October 15, 2021, Gardiner Healthcare, Chardan Gardiner and CCMAUS collectively granted 100,000 founder shares to our independent directors, Dr. Linton, Dr. Sciavolino, Mr. Ryan, and Mr. Rossen, with each independent director receiving 25,000 founder shares. Independent directors acknowledge that if either (i) the Company is no longer in good faith pursuing the consummation of an initial public offering of the Company; or (ii) at any time prior to consummation of the Company’s initial business combination, (a) independent director resigns as a director of the Company (other than a resignation in connection with such business combination), for any reason or no reason, or (b) independent director is removed as a director of the Company for cause, then, upon written notice, the transferred shares shall automatically be forfeited and transferred back for no consideration.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Warrants

The Public Warrants are accounted for as an equity instrument in the Company’s financial statements. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of common stock issuable on exercise of the Public Warrants and Private Placement Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the Public Warrants and Private Placement Warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Public Warrants and Private Placement Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to  minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$87,111,581
Warrant Liability- Private Placement Warrants	3	—	—	$1,885,049

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on industry historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at December 27, 2021 (initial measurement) and at December 31, 2021 :

	At December 27, 2021	At December 31, 2021
Share Price	10.07	$10.09
Exercise Price	11.50	$11.50
Term (years)	6.00	6.00
Industry Volatility	7.00%	6.5%
Risk Free Rate	1.33%	1.34%
Dividend Yield	0.00%	0.00%

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date these financial statements were available to be issued. Based on this audit, other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.