Form 10-Q
period 2022-03-31
Gardiner Healthcare Acquisitions Corp.
filed 2022-05-16
CIK 1858912

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-40906

GARDINER HEALTHCARE ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2899992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3107 Warrington Road Shaker Heights, OH
(Address of Principal Executive Offices, including zip code)

(216) 633-6708

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one share of Common Stock, par value $0.0001 per share, and one Redeemable Warrant	GDNRU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	GDNR	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Common Stock for $11.50 per share	GDNRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 2, 2022 there were 10,781,250 shares of common stock, par value $0.0001 per share issued and outstanding.

GARDINER HEALTHCARE ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

i

PART 1. FINANCIAL STATEMENTS

Item 1. Interim Financial Statements (Unaudited)

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$497,048	$1,403,500
Prepaid expenses and other	326,175	19,050
Total current assets	823,223	1,422,550

Prepaid expenses- non current	186,604	—
Investments held in trust account	87,119,943	87,111,581
TOTAL ASSETS	$88,129,770	$88,534,131

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$170,081	$72,851
Franchise tax payable	50,000	63,989
Note payable - related party	284,975	254,975
Total current liabilities	505,056	391,815

Derivative warrant liabilities	920,382	1,885,049
TOTAL LIABILITIES	1,425,438	2,276,864

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 8,625,000 shares at redemption value of $10.10 per share.	87,112,500	87,112,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 2,156,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	216	216
Additional paid-in capital	—	—
Accumulated deficit	(408,384)	(855,449)
Total stockholders’ deficit	(408,168)	(855,233)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT	$88,129,770	$88,534,131

The accompanying notes are an integral part of these condensed financial statements

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months	For the period March
	ended March, 31,	25, 2021 (inception)
	2022	through March, 31, 2021
OPERATING EXPENSES
General and administrative	$475,965	$1,000
Franchise tax	50,000	—
Total operating expenses	525,965	1,000

OTHER INCOME
Unrealized gain on marketable securities held in Trust Account	8,363	—
Change in fair value of warrants	964,667	—
Total other income	973,030	—

Profit/(loss) Before Provision For Income Taxes	447,065	(1,000)

Income tax expense (benefit)	—	—

Net income (loss)	$447,065	$(1,000)

Weighted average shares outstanding of redeemable common stock	8,625,000	—
Basic and diluted net income per share, common stock	$0.04	—
Weighted average shares outstanding of non-redeemable common stock	2,156,250	2,156,250
Basic and diluted net income (loss) per share, common stock	$0.04	$(0.00)

The accompanying notes are an integral part of these condensed financial statements

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Additional		Total
	Common stock		Founder shares		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2022	—	$—	$2,156,250	$216	$—	$(855,449)	$(855,233)
Net Income	—	—	—	—	—	447,065	447,065
Balance, March 31, 2022	—	$—	$2,156,250	$216	$—	$(408,384)	$(408,168)

FOR THE PERIOD MARCH 25, 2021 (INCEPTION) TO MARCH 31, 2021

					Additional		Total
	Common stock		Founder shares		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, March 25,2021 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of Common stock to Sponsor	—	—	2,156,250	215	24,785	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance, March 31, 2021	—	$—	$2,156,250	$215	$24,785	$(1,000)	$24,000

The accompanying notes are an integral part of these condensed financial statements

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

		For the period
		March 25, 2021
	For the three months	(inception) to
	ended March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$447,065	$(1,000)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(8,363)	—
Change in fair value of warrants	(964,667)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(493,729)	—
Accounts payable	97,231	1,000
Notes payable - related party	30,000	—
Franchise tax payable	(13,989)	—
Net cash flows used in operating activities	(906,452)	—

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH	$(906,452)	$—

CASH, BEGINNING OF PERIOD	1,403,500	—

CASH, END OF PERIOD	$497,048	$—

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 1 – Description of Organization and Business Operations and Liquidity

Gardiner Healthcare Acquisitions Corp. (the “Company”) was incorporated in Delaware on March 25, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, however have been focused on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and initial public offering (“IPO” or “Initial Public Offering”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 22, 2021. On December 27, 2021, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,450,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsors, Gardiner Healthcare Holdings, LLC (the “Sponsor”), Chardan Gardiner LLC (“Chardan Gardiner”), and CCMAUS Pty Ltd. (“CCMAUS”) generating gross proceeds of $4,450,000, which is described in Note 4.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve a Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s Public Warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of a Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

If the Company is unable to complete a Business Combination by December 27, 2022, (with an option to extend) 12 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements was issued, there was considerable uncertainty around the expected duration of this pandemic. Management is continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statements. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Liquidity and Going Concern

As of March 31, 2022, the Company had $497,048 in its operating bank accounts, and $87,119,943 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $318,167.

Until the consummation of a Business Combination, the Company is using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating a Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing, outside of the working capital loan described in Note 5.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim.

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

Investments Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in a publicly traded fund that invests in only U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company’s Founder Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period ended March 31, 2022, and from inception to December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2022 the Company had a warrant liability of $920,382 and as of December 31, 2021, the Company had a warrant liability of $1,885,049.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022, and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The total provision (benefit) for income taxes is comprised of the following:

March 31,
2022
Current expense	$—
Deferred expense	167,917
Change in valuation allowance	(167,917)
Total income tax expense (benefit)	$—

December 31,
2021
Current expense	$—
Deferred expense	66,208
Change in valuation allowance	(66,208)
Total income tax expense (benefit)	$—

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

March 31,
2022
Deferred tax assets	$167,917
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(167,917)
Net deferred tax assets	$—

December 31,
2021
Deferred tax assets	$66,208
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(66,208)
Net deferred tax assets	$—

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	March 31, 2022	December 31, 2021
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	—%	—%
Change in valuation allowance	21%	21%
Effective tax rate	—%	—%

Common stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2022 and December 31, 2021, 8,625,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled on the following table:

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

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the three months ended March 31, 2022
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	8,625,000	2,156,250	10,781,250
Ownership percentage	80%	20%
Total net income allocated	$357,652	$89,413	$447,065
Weighted average shares	8,625,000	2,156,250
Earnings per share	$0.04	$0.04

	For the period March 25, 2021 (inception) to 31 March, 2021
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of shares	—	2,156,250	2,156,250
Ownership percentage	—%	100%
Total loss allocated	$—	$1,000	$1,000
Weighted average shares	—	2,156,250
Earnings (loss) per share	$—	$0.00

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on June 8, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On March 25, 2021, the Initial Stockholders purchased 2,156,500 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001 per share for an aggregate price of $25,000. The Initial Stockholders agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option was exercised in full by the underwriters. Since the over-allotment option was exercised in full on December 29, 2021, no Founder Shares were forfeited.

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

Promissory Note – Related Party

On March 25, 2021, Gardiner Healthcare Holdings, LLC agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a sponsor note, which was amended and restated by that certain amended and restated promissory note dated July 30, 2021, and further amended and restated by that certain second amended and restated promissory note dated December 13, 2021 (the “Note”). This loan is non-interest bearing and became payable on IPO. As of March 31, 2022, $284,975 was outstanding under the Note, which will be repaid from the Company’s operating account. As of December 31, 2021, $254,975 was outstanding under the Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay Gardiner Healthcare Holdings, LLC a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of a Business Combination or liquidation for the use of office space and administrative support services. As of March 31, 2022, 30,000 have been paid for these services. As of December 31, 2021, no amounts have been paid under this arrangement.

Consulting Fees

The Company intends to pay certain officers and directors of the Company an aggregate of approximately $38,750 per month following the consummation of the IPO until the earlier of the consummation of a Business Combination for consulting services. As of March 31, 2022, $107,890 has been paid under this arrangement. As of December 31, 2021, approximately $178,067 has been accrued under this arrangement via the Note and has been expensed to operations.

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

Business Combination Marketing Agreement

The Company has engaged Chardan as an advisor in connection with a Business Combination to introduce us to potential investors that are interested in purchasing the Company’s securities in connection with a potential Business Combination, assist the Company in obtaining stockholder approval for a Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay Chardan the Marketing Fee for such services upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of this offering, including any proceeds from the full or partial exercise of the over-allotment option (exclusive of any other fees which might become payable pursuant to any other agreement among Chardan and the Company or any target business). The Company has also agreed, pursuant to the business combination marketing agreement, to retain Chardan as lead financial advisor to the Company in connection with an initial Business Combination, and as a non-exclusive placement agent in connection with any private placement undertaken in connection with such business combination, in each case on mutually agreeable terms and conditions and pursuant to one or more separate engagement letters to be entered into between the parties. $3,018,750 would be payable from the proceeds held in the Trust Account under this arrangement upon the successful completion of a Business Combination.

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

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021 there were 2,156,250 shares of common stock outstanding (excluding 8,625,000 shares of common stock subject to possible redemption).

On October 15, 2021, Gardiner Healthcare, Chardan Gardiner and CCMAUS collectively granted 100,000 founder shares to our independent directors, Dr. Linton, Dr. Sciavolino, Mr. Ryan, and Mr. Rossen, with each independent director receiving 25,000 founder shares. Independent directors acknowledge that if either (i) the Company is no longer in good faith pursuing the consummation of an initial public offering of the Company; or (ii) at any time prior to consummation of an initial Business Combination, (a) independent director resigns as a director of the Company (other than a resignation in connection with such business combination), for any reason or no reason, or (b) independent director is removed as a director of the Company for cause, then, upon written notice, the transferred shares shall automatically be forfeited and transferred back for no consideration.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the periods presented, there were no shares of preferred stock issued or outstanding.

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

At March 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 (Unaudited) and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
March 31, 2022:		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$87,119,943
Warrant Liability- Private Placement Warrants	3	—	—	$920,382

		Quoted Prices in	Significant Other	Significant Other
December 31, 2021:		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$87,111,581
Warrant Liability- Private Placement Warrants	3	—	—	$1,885,049

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2021 and at March 31, 2022:

	At December 31, 2021	At March 31, 2022
Share Price	10.09	$9.89
Exercise Price	11.50	$11.50
Term (years)	6.00	5.73
Industry Volatility	6.5%	2.8%
Risk Free Rate	1.34%	2.38%
Dividend Yield	0.00%	0.00%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” “our” or the “Company” refer to Gardiner Healthcare Acquisitions Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Gardiner Healthcare Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of IPO and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022, were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2022, we had a net profit of $447,065 which primarily consists of operating expenses of $475,965, Delaware franchise taxes of $50,000 and partially offset by the change in fair value of warrants $964,667.

Liquidity and Going Concern.

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

For the three months ended March 31, 2022, cash used in operating activities was $906,452.

As of March 31, 2022, we had marketable securities held in the trust account of $87,119,943. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $497,048 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating a Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At March 31, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on June 8, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations” is replaced in its entirety with the following risk factor:

“Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our investments, business, including our ability to negotiate and complete our initial Business Combination and results of operations.

“We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

“On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260422). The registration statement for the Company’s IPO was declared effective on December 21, 2021. On December 27, 2021, the Company consummated its IPO of 7,500,000 Units, each consisting of one share of common stock and one redeemable warrant, at $10.00 per Unit, generating gross proceeds of $75,000,000.

Simultaneously with the consummation of the IPO, the Company completed the private sale of (i) an aggregate of 3,337,500 Warrants (the “Gardiner Healthcare Warrants”) to Gardiner Healthcare Holdings, LLC, a Delaware limited liability company (“Gardiner Healthcare”), (ii) an aggregate of 572,143 Warrants (the “Chardan Gardiner Warrants”) to Chardan Gardiner LLC, a Delaware limited liability company (“Chardan Gardiner”), and (iii) an aggregate of 540,357 Warrants (the “CCMAUS Warrants”; together with the Gardiner Healthcare Warrants and the Chardan Gardiner Warrants, collectively, the “Private Placement Warrants”) to CCMAUS Pty Ltd., an Australian company (“CCMAUS”), each at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $4,450,000.

On December 29, 2021, Chardan Capital Markets LLC, acting as the representative of the underwriters, exercised in full its over-allotment option to acquire 1,125,000 over-allotment option units (the “Over-Allotment Option Units”) at a price of $10.00 per Over-Allotment Option Unit, resulting in additional gross proceeds of $11,250,000 to the Company and bringing the total gross proceeds of the initial public offering to $86,250,000.

Simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of (i) an additional 295,313 Private Placement Warrants to Gardiner Healthcare at a price of $1.00 per additional Private Placement Warrant, (ii) an additional 50,624 Private Placement Warrants to Chardan Gardiner at a price of $1.00 per additional Private Placement Warrant, and (iii) an additional 47,813 Private Placement Warrants to CCMAUS at a price of $1.00 per additional Private Placement Warrant.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARDINER HEALTHCARE ACQUISITIONS CORP.

Date: May 16, 2022	By:	/s/ Marc F. Pelletier
	Name:	Marc F. Pelletier
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ David P. Jenkins
	Name:	David P. Jenkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)