Form 10-Q
period 2022-06-30
Gardiner Healthcare Acquisitions Corp.
filed 2022-08-15
CIK 1858912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022 there were 10,781,250 shares of common stock, par value $0.0001 per share issued and outstanding.

GARDINER HEALTHCARE ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

		Page
PART 1 - FINANCIAL INFORMATION		1
Item 1.	Interim Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 (Unaudited) and for the period from March 25, 2021 (inception) through June 30, 2021 and for the three months ended June 30, 2021	2
	Condensed Statements of Changes in Common Stock Subject To Possible Redemption And Stockholders’ Deficit for the three and six months ended June 30, 2022 (Unaudited) and for the period from March 25, 2021 (inception) through June 30, 2021	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 (Unaudited) and for the period from March 25, 2021 (inception) through June 30, 2021	4
	Condensed Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

SIGNATURES		27

i

PART 1. FINANCIAL STATEMENTS

Item 1. Interim Financial Statements (Unaudited)

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$267,129	$1,403,500
Prepaid expenses and other assets	304,892	19,050
Total current assets	572,021	1,422,550

Prepaid expenses- non current	120,954	—
Investments held in trust account	87,198,100	87,111,581
TOTAL ASSETS	$87,891,075	$88,534,131

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$149,410	$72,851
Franchise tax payable	100,000	63,989
Note payable - related party	300,000	254,975
Total current liabilities	549,410	391,815
Derivative warrant liabilities	462,717	1,885,049
TOTAL LIABILITIES	1,012,127	2,276,864

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 8,625,000 shares at redemption value of $10.10 per share.	87,198,100	87,112,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 2,156,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	216	216
Additional paid-in capital	—	—
Accumulated deficit	(319,368)	(855,449)
Total stockholders’ deficit	(319,152)	(855,233)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$87,891,075	$88,534,131

The accompanying notes are an integral part of these condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

				For the period
				from March 25,
	For the three months		For the six months	2021 (inception)
	ended June 30		ended June 30,	through June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$311,205	$—	$787,171	$1,000
Franchise tax	50,000	—	100,000	—
Total operating expenses	361,205	—	887,171	1,000

OTHER INCOME
Interest Income	22,256	—	21,906	—
Unrealized gain on Investment held in Trust Account	55,900	—	64,614	—
Change in fair value of warrants	457,665	—	1,422,332	—
Total other income	535,821	—	1,508,852	—

Net income (loss)	$174,616	$—	$621,681	$(1,000)

Weighted average shares outstanding of redeemable common stock	8,625,000	—	8,625,000	—
Basic and diluted net income per share, common stock	$0.02	$—	$0.06	$—
Weighted average shares outstanding of non-redeemable common stock	2,156,250	2,156,250	2,156,250	2,156,250
Basic and diluted net income (loss) per share, common stock	$0.01	$—	$0.05	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Common Stock Subject				Additional		Total
	To Possible Redemption		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	deficit
Balance, December 31, 2021	8,625,000	$87,112,500	$2,156,250	$216	$—	$(855,449)	$(855,233)
Net Income	—	—	—	—	—	447,065	447,065
Balance, March 31, 2022	—	$—	$2,156,250	$216	$—	$(408,384)	$(408,168)
Remeasurement for Redeemable Common stock to redemption value	—	85,600	—	—	—	(85,600)	(85,600)
Net Income	—	—	—	—	—	174,616	174,616
Balance, June 30, 2022	8,625,000	$87,198,100	$2,156,250	$216	$—	$(319,368)	$(319,152)

FOR THE PERIOD FROM MARCH 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock Subject				Additional		Total
	to Possible Redemption		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, March 25, 2021 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of Common stock to Sponsor (1)	—	—	2,156,250	215	24,785	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance, March 31, 2021	—	$—	$2,156,250	$215	$24,785	$(1,000)	$24,000
Net loss	—	—	—	—	—	—	—
Balance, June 30, 2021	—	$—	$2,156,250	$215	$24,785	$(1,000)	$24,000

(1)

This number included an aggregate of up to 281,250 shares of common stock subject to forfeiture if the overallotment option Is not exercised in full or in part by the underwriter. The overallotment was subsequently exercised in full (See Note 1).

The accompanying notes are an integral part of these condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the period from
		March 25, 2021
	For the six months	(inception) through
	ended June 30, 2022	June, 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$621,681	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest Income	(21,906)	—
Unrealized gain on Investment held in Trust Account	(64,614)	—
Change in fair value of warrants	(1,422,332)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(406,795)	—
Accounts payable and accrued expenses	76,559	1,000
Franchise Tax Payable	36,011	—
Net cash used in operating activities	(1,181,396)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	45,025	20,025
Payment of offering costs	—	(18,437)
Net cash flows provided by financing activities	45,025	1,588

NET CHANGE IN CASH	$(1,136,371)	$1,588.00

CASH, BEGINNING OF PERIOD	1,403,500	—

CASH, END OF PERIOD	$267,129	$1,588.00

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by note payable - related party	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$75,300
Payment of deferred offering costs by the Sponsor in exchange for the issuance of common stock	$—	$25,000

The accompanying notes are an integral part of these condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. However, the Company has been focused on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and initial public offering (“IPO” or “Initial Public Offering”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 22, 2021. On December 27, 2021, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated a private sale of an additional 393,750 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $393,750. As of December 29, 2021, a total of $87,112,500 of the net proceeds from the IPO (including the Over-allotment Units (as defined below)) and the sale of Private Placement Warrants was placed in a U.S.-based trust account. As the over-allotment option was fully exercised, no portion of the 2,156,250 shares purchased by the initial shareholders are subject to forfeiture any longer.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management is continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $267,129 in its operating bank accounts, and $87,198,100 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $22,611.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 27, 2022, 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 27, 2022, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 27, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim results.

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

Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in a publicly traded fund that invests in only U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company’s Founder Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period ended June 30, 2022, and from inception to December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of June 30, 2022, the Company had a warrant liability of $462,717 and as of December 31, 2021, the Company had a warrant liability of $1,885,049.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022, and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Common stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2022 and December 31, 2021, 8,625,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Proceeds allocated to Public Warrants	(3,950,250)
Common stock issuance costs	(2,528,594)
Plus: Accretion of carrying value to redemption value at December 31, 2021	7,341,344
Common stock subject to possible redemption	$87,112,500
Plus: Accretion of carrying value to redemption value at June 30, 2022	85,600
Common stock subject to possible redemption	87,198,100

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

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

For the three months ended June 30, 2022:

Net income	$174,616
Accretion of temporary equity to redemption value	(78,156)
Net income excluding accretion of temporary equity to redemption	$96,460

	Redeemable	Non- Redeemable
	shares	shares	Total
Total number of shares	8,625,000	2,156,250	10,781,250
Ownership percentage	80%	20%
Total income allocated	$139,693	$34,923	$174,616
Less: Accretion allocated based on ownership percentage	(65,525)	(15,631)	(78,156)
Plus: Accretion applicable to Class A redeemable shares	78,156	—	78,156
Total income by class	$155,324	$19,292

Weighted Average Shares outstanding	8,625,000	2,156,250	10,781,250
Income per share	$0.02	$0.01

For the six months ended June 30, 2022:

Net income	$621,681
Accretion of temporary equity to redemption value	(86,520)
Net income excluding accretion of temporary equity to redemption	$535,161

	Redeemable	Non- Redeemable
	shares	shares	Total
Total number of shares	8,625,000	2,156,250	10,781,250
Ownership percentage	80%	20%
Total income allocated	$497,345	$124,336	$621,681
Less: Accretion allocated based on ownership percentage	(69,216)	(17,304)	(86,520)
Plus: Accretion applicable to Class A redeemable shares	86,520	—	86,520
Total income by class	$514,649	$107,032

Weighted Average Shares outstanding	8,625,000	2,156,250	10,781,250
Income per share	$0.06	$0.05

For the three months ended June 30, 2021:

Net income	$—
Accretion of temporary equity to redemption value	—
Net income excluding accretion of temporary equity to redemption	$—

	Redeemable	Non-Redeemable
	shares	shares	Total
Total number of shares	—	2,156,250
Ownership percentage	—%	100%
Total income allocated	$—	$—	$—
Less: Accretion allocated based on ownership percentage	—	—	—
Plus: Accretion applicable to Class A redeemable shares	—	—	—
Total income by class	$—	$—

Weighted Average Shares outstanding	—	2,156,250
Income per share	$—	$—

For the period from March 25, 2021 (inception) to June 30, 2021:

Net loss	$(1,000)
Accretion of temporary equity to redemption value	—
Net income excluding accretion of temporary equity to redemption	$(1,000)

	Redeemable	Non-Redeemable
	shares	shares	Total
Total number of shares	—	2,156,250
Ownership percentage	—%	100%
Total loss allocated	$—	$(1,000)	$(1,000)
Less: Accretion allocated based on ownership percentage	—	—	—
Plus: Accretion applicable to Class A redeemable shares	—	—	—
Total loss by class	$—	$(1,000)

Weighted Average Shares outstanding	—	2,156,250
Loss per share	$—	$(0.00)

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

On December 29, 2021, the underwriters’ exercised the over-allotment option in full pursuant to which an additional 1,125,000 Units (the “Over-allotment Units”) at a price of $10.00 per Unit were sold. The Over-allotment Units are identical to the Units sold at IPO.

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

Promissory Note – Related Party

On March 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a sponsor note, which was amended and restated by that certain amended and restated promissory note dated July 30, 2021, and further amended and restated by that certain second amended and restated promissory note dated December 13, 2021 (the “Note”). This loan is non-interest bearing and became payable on IPO. As of June 30, 2022, $300,000 was outstanding under the Note, which will be repaid from the Company’s operating account. As of December 31, 2021, $254,975 was outstanding under the Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of a Business Combination or liquidation for the use of office space and administrative support services. As of June 30, 2022, $45,025 has been paid for these services. As of December 31, 2021, no amounts have been paid under this arrangement.

Consulting Fees

The Company intends to pay certain officers and directors of the Company an aggregate of approximately $38,750 per month following the consummation of the IPO until the earlier of the consummation of a Business Combination for consulting services. As of June 30, 2022, $224,361 has been paid under this arrangement. As of December 31, 2021, approximately $178,067 has been accrued under this arrangement via the Note and has been expensed to operations.

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

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021 there were 2,156,250 shares of common stock outstanding (excluding 8,625,000 shares of common stock subject to possible redemption).

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

At June 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 (Unaudited) and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
June 30, 2022		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$87,198,100
Warrant Liability- Private Placement Warrants	3	—	—	$462,717

		Quoted Prices in	Significant Other	Significant Other
December 31, 2021		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$87,111,581
Warrant Liability- Private Placement Warrants	3	—	—	$1,885,049

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at June 30, 2022 and at December 31, 2021:

	At June 30, 2022	At December 31, 2021
Share Price	$9.93	10.09
Exercise Price	$11.50	11.50
Term (years)	5.50	6.00
Industry Volatility	0.8%	6.5%
Risk Free Rate	2.97%	1.34%
Dividend Yield	0.00%	0.00%

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022, were organizational activities and those necessary to prepare for and close the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We have generated and expect to continue to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2022, we had a net income of $174,616, which primarily consists of operating expenses of $361,205 (driven by general and administrative expenses of $311,205 and accrual of Delaware franchise taxes of $50,000) and offset by the change in fair value of warrants $457,665, unrealized gain on investments held in the Trust Account of $55,900, and interest income of $22,256.

For the six months ended June 30, 2022, we had a net income of $621,681, which primarily consists of operating expenses of $887,171 (driven by general and administrative expenses of $787,171 and accrual of Delaware franchise taxes of $100,000) and offset by the change in fair value of warrants $1,422,332, unrealized gain on investments held in the Trust Account of $64,614 and interest income of $21,906.

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

For the six months ended June 30, 2022, cash used in operating activities was $1,181,396 and cash used in financing activities was $45,025.

As of June 30, 2022, we had marketable securities held in the trust account of $87,198,100. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $267,129 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 27, 2022, 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 27, 2022, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 27, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At June 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

GARDINER HEALTHCARE ACQUISITIONS CORP.

Date: August 12, 2022	By:	/s/ Marc F. Pelletier
	Name:	Marc F. Pelletier
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ David P. Jenkins
	Name:	David P. Jenkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)