Form 10-Q
period 2022-09-30
Gardiner Healthcare Acquisitions Corp.
filed 2022-11-14
CIK 1858912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 there were 10,781,250 shares of common stock, par value $0.0001 per share issued and outstanding.

GARDINER HEALTHCARE ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

		Page
PART 1 - FINANCIAL INFORMATION		1
Item 1.	Interim Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 (Unaudited) and for the period from March 25, 2021 (inception) through September 30, 2021 and for the three months ended September 30, 2021	2
	Condensed Statements of Changes in Common Stock Subject To Possible Redemption And Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 (Unaudited) and for the period from March 25, 2021 (inception) through September 30, 2021	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (Unaudited) and for the period from March 25, 2021 (inception) through September 30, 2021	4
	Condensed Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURES		27

i

PART 1. FINANCIAL STATEMENTS

Item 1. Interim Financial Statements

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$81,810	$1,403,500
Prepaid expenses and other assets	285,094	19,050
Total current assets	366,904	1,422,550

Prepaid expenses - non-current	53,963	—
Investments held in trust account	87,640,602	87,111,581
TOTAL ASSETS	$88,061,469	$88,534,131

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$154,181	$72,851
Franchise tax payable	93,310	63,989
Income taxes payable	24,553	—
Note payable - related party	300,000	254,975
Total current liabilities	572,044	391,815
Derivative warrant liabilities	272,565	1,885,049
TOTAL LIABILITIES	844,609	2,276,864

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 8,625,000 shares at redemption value of $10.14 and $10.10 per share, respectively.	87,418,660	87,112,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 2,156,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	216	216
Additional paid-in capital	—	—
Accumulated deficit	(202,016)	(855,449)
Total stockholders’ deficit	(201,800)	(855,233)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$88,061,469	$88,534,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

				For the period
				from March 25,
	For the three months		For the nine months	2021 (inception)
	ended September 30,		ended September 30,	through September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$236,788	$179	$1,023,959	$1,179
Franchise tax	33,400	—	133,400	—
Total operating expenses	270,188	179	1,157,359	1,179

OTHER INCOME
Interest Income	292,402	—	314,308	—
Unrealized gain on Investment held in Trust Account	150,099	—	214,713	—
Change in fair value of warrants	190,152	—	1,612,484	—
Total other income	632,653	—	2,141,505	—

Income (loss) Before Provision for Income Taxes	362,465	(179)	984,146	(1,179)
Income tax expense	24,553	—	24,553	—

Net income (loss)	$337,912	$(179)	$959,593	$(1,179)

Weighted average shares outstanding of redeemable common stock	8,625,000	—	8,625,000	—
Basic and diluted net income per share, common stock	$0.04	$—	$0.10	$—
Weighted average shares outstanding of non-redeemable common stock (1)	2,156,250	1,875,000	2,156,250	1,875,000
Basic and diluted net income per share, common stock	$0.01	$0.00	$0.06	$0.00
(1)	2021 excludes an aggregate of up to 281,250 shares of common stock subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriter. The overallotment was subsequently exercised in full (See Note 1).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock Subject				Additional		Total
	To Possible Redemption		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	deficit
Balance, December 31, 2021	8,625,000	$87,112,500	2,156,250	$216	$—	$(855,449)	$(855,233)
Net Income	—	—	—	—	—	447,065	447,065
Balance, March 31, 2022	8,625,000	$87,112,500	2,156,250	$216	$—	$(408,384)	$(408,168)
Remeasurement for Redeemable Common stock to redemption value	—	85,600	—	—	—	(85,600)	(85,600)
Net Income	—	—	—	—	—	174,616	174,616
Balance, June 30, 2022	8,625,000	$87,198,100	2,156,250	$216	$—	$(319,368)	$(319,152)
Remeasurement for Redeemable Common stock to redemption value	—	220,560	—	—	—	(220,560)	(220,560)
Net Income	—	—	—	—	—	337,912	337,912
Balance, September 30, 2022	8,625,000	$87,418,660	2,156,250	$216	$—	$(202,016)	$(201,800)

FOR THE PERIOD FROM MARCH 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock Subject				Additional		Total
	to Possible Redemption		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance, March 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common stock to Sponsor (1)	—	—	2,156,250	215	24,785	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance, March 31, 2021	—	$—	2,156,250	$215	$24,785	$(1,000)	$24,000
Net loss	—	—	—	—	—	—	—
Balance, June 30, 2021	—	$—	2,156,250	$215	$24,785	$(1,000)	$24,000
Net loss	—	—	—	—	—	(179)	(179)
Balance, September 30, 2021	—	$—	2,156,250	$215	$24,785	$(1,179)	$23,821
(1)

Share amount includes an aggregate of up to 281,250 shares of common stock subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriter. The overallotment was subsequently exercised in full (See Note 1).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the period from
		March 25, 2021
	For the nine months	(inception) through
	ended September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$959,593	$(1,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income	(314,308)	—
Unrealized gain on Investment held in Trust Account	(214,713)	—
Change in fair value of warrants	(1,612,484)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(320,007)	—
Accounts payable and accrued expenses	81,330	1,154
Federal income tax payable	24,553
Franchise tax payable	29,321	—
Net cash used in operating activities	(1,366,715)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	45,025	25
Net cash flows provided by financing activities	45,025	25

NET CHANGE IN CASH	$(1,321,690)	$—

CASH, BEGINNING OF PERIOD	1,403,500	—

CASH, END OF PERIOD	$81,810	$—

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by note payable - related party	$—	$25,000
Remeasurement for Redeemable Common stock to redemption value	$306,160	$—
Payment of deferred offering costs by the Sponsor in exchange for the issuance of common stock	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and initial public offering (“IPO” or “Initial Public Offering”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 22, 2021. On December 27, 2021, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000.

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

Offering costs for the IPO and over-allotment Units amounted to $2,661,155, consisting of $2,156,250 of underwriting fees and $504,906 of other costs. As described in Note 6, the Company has entered into a business combination marketing agreement whereby it will pay Chardan Capital Markets, LLC (“Chardan”) $3,018,750 (3.5% of the gross proceeds from the IPO and over-allotment which is being held in the Trust Account) contingent upon the consummation of a Business Combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on market conditions, along with the ongoing conflict between Russia and Ukraine, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The ongoing conflict in Ukraine—along with the responses of the governments of the United States, European Union (“EU”) member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

Liquidity and Going Concern

As of September 30, 2022, the Company had $81,810 in its operating bank accounts, and $87,640,602 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working deficit of $87,277.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 27, 2022, (with an option to extend) 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 27, 2022 (and the option to extend is not exercised), there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 27, 2022 (and the option to extend is not exercised) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the statement of financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim results.

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

Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in United States treasury bills. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information and are classified as Level 1 within the fair value hierarchy.

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

The Company’s Founder Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period ended September 30, 2022, and from inception to December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 6.8% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 2.5% and 0.00% for the nine months ended September 30, 2022 and for the period from March 25, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from March 25, 2021 (inception) through September 30, 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL” should still be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the timing of treasuries purchased, whether the Company invests in treasuries or potential unrealized interest income based on maturity. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company’s income tax situation.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Common stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2022 and December 31, 2021, 8,625,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The redemption value includes income in the trust account less amounts that may be withdrawn to pay taxes. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Proceeds allocated to Public Warrants	(3,950,250)
Common stock issuance costs	(2,528,594)
Plus: Remeasurement for Redeemable Common stock to redemption value	7,341,344
Common stock subject to possible redemption at December 31, 2021	$87,112,500
Plus: Remeasurement for Redeemable Common stock to redemption value	306,160
Common stock subject to possible redemption at September 30, 2022	$87,418,660

Net Income (loss) per Common stock

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has redeemable and nonredeemable shares of common stock. Income and losses are shared pro rata between the redeemable and nonredeemable shares of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period, excluding common stock subject to forfeiture. For the three months ended September 30, 2021 and for the period from March 25, 2021 (inception) to September 30, 2021, weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On December 29, 2021, the underwriters’ exercised the over-allotment option in full. Net loss for the period from inception to IPO was allocated fully to the nonredeemable shares of common stock. Diluted net loss per share attributable to stockholders adjusts the basic net loss per share attributable to stockholders and the weighted-average shares of common stock outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

With respect to the accretion of redeemable shares of common stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the stockholder in the calculation of the net income (loss) per share of common stock.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

For the three months ended September 30, 2022:

Net income	$337,912
Accretion of temporary equity to redemption value	(220,560)
Net loss excluding accretion of temporary equity to redemption	$117,352

	Redeemable	Non- Redeemable
	shares	Shares	Total
Total number of shares	8,625,000	2,156,250	10,781,250
Ownership percentage	80%	20%
Total income allocated	$270,330	$67,582	$337,912
Less: Accretion allocated based on ownership percentage	(176,448)	(44,112)	(220,560)
Plus: Accretion applicable to Class A redeemable shares	220,560	—	220,560
Total income by class	$314,442	$23,470

Weighted Average Shares outstanding	8,625,000	2,156,250	10,781,250
Income per share	$0.04	$0.01

For the nine months ended September 30, 2022:

Net income	$959,593
Accretion of temporary equity to redemption value	(306,160)
Net income excluding accretion of temporary equity to redemption	$653,433

	Redeemable	Non- Redeemable
	shares	Shares	Total
Total number of shares	8,625,000	2,156,250	10,781,250
Ownership percentage	80%	20%
Total income allocated	$767,674	$191,919	$959,593
Less: Accretion allocated based on ownership percentage	(244,928)	(61,232)	(306,160)
Plus: Accretion applicable to Class A redeemable shares	306,160	—	306,160
Total income by class	$828,906	$130,687

Weighted Average Shares outstanding	8,625,000	2,156,250	10,781,250
Income per share	$0.10	$0.06

For the three months ended September 30, 2021:

Net loss	$(179)
Accretion of temporary equity to redemption value	—
Net loss excluding accretion of temporary equity to redemption	$(179)

	Redeemable	Non-Redeemable
	shares	shares	Total
Total number of shares	—	1,875,000	1,875,000
Ownership percentage	—%	100%
Total loss allocated	$—	$(179)	$(179)
Less: Accretion allocated based on ownership percentage	—	—	—
Plus: Accretion applicable to Class A redeemable shares	—	—	—
Total loss by class	$—	$(179)

Weighted Average Shares outstanding	—	1,875,000	1,875,000
Loss per share	$—	$(0.00)

For the period from March 25, 2021 (inception) to September 30, 2021:

Net loss	$(1,179)
Accretion of temporary equity to redemption value	—
Net loss excluding accretion of temporary equity to redemption	$(1,179)

	Redeemable	Non-Redeemable
	shares	shares	Total
Total number of shares	—	1,875,000	1,875,000
Ownership percentage	—%	100%
Total loss allocated	$—	$(1,179)	$(1,179)
Less: Accretion allocated based on ownership percentage	—	—	—
Plus: Accretion applicable to Class A redeemable shares	—	—	—
Total loss by class	$—	$(1,179)

Weighted Average Shares outstanding	—	1,875,000	1,875,000
Loss per share	$—	$(0.00)

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

Promissory Note – Related Party

On March 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a sponsor note, which was amended and restated by that certain amended and restated promissory note dated July 30, 2021, and further amended and restated by that certain second amended and restated promissory note dated December 13, 2021 (the “Note”). This loan is non-interest bearing and became payable on IPO. As of September 30, 2022, $300,000 was outstanding under the Note, which will be repaid from the Company’s operating account. As of December 31, 2021, $254,975 was outstanding under the Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of a Business Combination or liquidation for the use of office space and administrative support services. This fee is capped at the point the promissory note to the Sponsor reaches $300,000. For the three and nine months ended September 30, 2022, $45,025 has been expensed for these services. For the three months ended September 30, 2021 and for the period from March 25, 2021 (inception) through September 30, 2021, no amounts have been expensed under this arrangement.

Consulting Fees

The Company intends to pay certain officers and directors of the Company an aggregate of approximately $38,750 per month following the consummation of the IPO until the earlier of the consummation of a Business Combination for consulting services. For the three and nine months ended September 30, 2022, $103,248 and $327,609 has been expensed under this arrangement. For the three months ended September 30, 2021 and for the period from March 25, 2021 (inception) through September 30, 2021, no amounts have been expensed under this arrangement.

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

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021 there were 2,156,250 shares of common stock outstanding (excluding 8,625,000 shares of common stock subject to possible redemption).

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

At September 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 (Unaudited) and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in trust account	$87,640,602	$—	$—

Liabilities:
Warrant Liability- Private Placement Warrants	$—	$—	$272,565

December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in trust account	$87,111,581	$—	$—

Liabilities:
Warrant Liability- Private Placement Warrants	$—	$—	$1,885,049

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on industry historical volatility that matches the expected remaining life of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Private Placement Warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at September 30, 2022 and at December 31, 2021:

	September 30, 2022	December 31, 2021
Share Price	$9.99	10.09
Exercise Price	$11.50	11.50
Term (years)	5.25	6.00
Industry Volatility	2.1%	6.5%
Risk Free Rate	3.97%	1.34%
Dividend Yield	0.00%	0.00%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s Private Placement Warrants classified as Level 3:

Initial fair value at December 27, 2021 (IPO date)	$1,979,614
Issuance of additional warrants with the exercise of the over-allotment option	169,101
Change in fair value	(263,666)
Fair value at December 31, 2021	1,885,049
Change in fair value	(964,667)
Fair value at March 31, 2022	920,382
Change in fair value	(457,665)
Fair value at June 30, 2022	462,717
Change in fair value	(190,152)
Fair value at September 30, 2022	$272,565

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022, were organizational activities and those necessary to prepare for and close the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We have generated and expect to continue to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2022, we had a net income of $337,912, which consists of the change in fair value of warrants $190,152, unrealized gain on investments held in the Trust Account of $150,099, and interest income of $292,402 partially offset by operating expenses of $270,188 (driven by general and administrative expenses of $236,788 and accrual of Delaware franchise taxes of $33,400) and income tax expense of $24,553.

For the nine months ended September 30, 2022, we had a net income of $959,593, which consists of the change in fair value of warrants $1,612,484, unrealized gain on investments held in the Trust Account of $214,713 and interest income of $314,308 partially offset by operating expenses of $1,157,359 (driven by general and administrative expenses of $1,023,959 and accrual of Delaware franchise taxes of $133,400) and income tax expense of $24,553.

For the three months ended September 30, 2021 and for the period from March 25, 2021 (inception) through September 30, 2021, we had a net loss of $179 and $1,179, respectively, consisting of formation costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,366,715 and cash provided by financing activities was $45,025.

As of September 30, 2022, we had marketable securities held in the trust account of $87,640,602. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $81,810 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the office, similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 27, 2022 (with an option to extend), 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 27, 2022 (and the option to extend is not exercised), there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 27, 2022 (and the option to extend is not exercised) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Business Combination Marketing Agreement

We have engaged Chardan Capital Markets, LLC (“Chardan”) as an advisor in connection with a business combination to introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay Chardan the Marketing Fee for such services upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of this offering, including proceeds from the exercise of the over-allotment option (exclusive of any other fees which might become payable pursuant to any other agreement among Chardan and the us or any target business). We have also agreed, pursuant to the business combination marketing agreement, to retain Chardan as lead financial advisor to us in connection with our initial business combination, and as a non-exclusive placement agent in connection with any private placement undertaken in connection with such business combination, in each case on mutually agreeable terms and conditions and pursuant to one or more separate engagement letters to be entered into between the parties.

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

Warrant Liabilities

Significant judgements are required by management in the valuation of our liability classified Private Placement Warrants. Inherent in the Monte Carlo pricing model used to value the Private Placement Warrants are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common shares based on industry historical volatility that matches the expected remaining life of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate to remain at zero. Actual deviations from our assumptions may have a material effect on our financial statements.

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

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At September 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Pronouncements

We describe our recent accounting pronouncements in Note 2 - Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 except as discussed below:

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with an Initial Business Combination or otherwise.

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The United States Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial business combination or otherwise may be subject to the excise tax. The mechanics of any required payment of the excise tax have not been determined.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

GARDINER HEALTHCARE ACQUISITIONS CORP.

Date: November 14, 2022	By:	/s/ Marc F. Pelletier
	Name:	Marc F. Pelletier
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ David P. Jenkins
	Name:	David P. Jenkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)