Form 10-K
period 2022-12-31
Gardiner Healthcare Acquisitions Corp.
filed 2023-04-17
CIK 1858912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the aggregate market value of the common stock, par value $0.0001 per share, of the Registrant held by non-affiliates of the registrant was $85,646,250 based on the $9.93 closing sale price of the Registrant’s common stock on such date.

The number of shares outstanding of the Registrant’s shares of common stock as of April 7, 2023 was 4,091,822.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GARDINER HEALTHCARE ACQUISITIONS CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our initial public offering.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the below section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company in the early stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our stockholders do not support such a combination.
●	Our public stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.
●	Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented. Our officers and directors are not prohibited from becoming either a director or officer of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within the prescribed time frame set forth in our certificate of incorporation may give potential target businesses leverage over us in negotiating our initial business combination.
●	Our public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, our public stockholders may be forced to sell their public shares, potentially at a loss.

●	Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our public stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.
●	The net proceeds of our initial public offering not being held in the trust account have been utilized. We expect to depend on loans from Gardiner Healthcare Holdings, LLC (“Gardiner Holdings”), its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	If we are unable to complete our initial business combination, our public stockholders may be forced to wait up to the prescribed time frame set forth in our certificate of incorporation or longer before redemption from our trust account. In addition, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.10 per share) on redemption, and our warrants will expire worthless.

PART I

ITEM 1. BUSINESS

Introduction

Gardiner Healthcare Acquisitions Corp., which we refer to as “we,” “us” or “the Company,” is a blank check company incorporated on March 25, 2021 as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We have engaged in an extensive research effort to identify a number of potential targets and have initiated discussions with business combination targets.

On December 27, 2021, the Company consummated its initial public offering of 7,500,000 units (“Units”), including the common stock included in the Units offered (the “Public Shares”) and warrants, at $10.00 per Unit generating gross proceeds of $75,000,000. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and the Over-allotment Closing amounted to $2,379,906, consisting of $1,875,000 of underwriting fees and $504,906 of other costs. The Company entered into a business combination marketing agreement whereby it is obligated to pay Chardan $3,018,750 (3.5% of the gross proceeds from the IPO and the Over-allotment Closing which is being held in the trust account) contingent upon the consummation of a business combination.

Following the December 27, 2021 closing of the IPO and the December 29, 2021 Over-allotment Closing, $87,112,500 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a trust account. The amounts placed in the trust account are being invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination or (ii) the distribution of the trust account, as described below.

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

Janelle R. Anderson, PhD has served as a Director since October 2021. She is currently the Chief Business Officer at F2G Inc. Prior to F2G, Dr. Anderson served as the Chief Business Officer to the Company from April 2021 to November 2021. She was formerly the Chief Strategy Officer at Century Therapeutics (2019 to 2021), where she drove the execution of deals and external partnerships that enabled Century’s scientific objectives and furthered its strategic goals. Prior to Century, Dr. Anderson was Entrepreneur-in-Residence at Versant Ventures (2017 to 2019), where she was instrumental in establishing the core technology, operations, and funding for Century Therapeutics and for Monte Rosa Therapeutics. Prior to Versant Ventures, Dr. Anderson was Managing Partner at CTI Life Sciences Fund (2014 to 2017), where she led U.S. biotech transactions. Prior to CTI Life Sciences Fund, Dr. Anderson worked at Merck & Co. (2008 to 2014) as a Finance Director and later as Managing Director of the MRL Ventures Fund, Merck’s therapeutic-focused venture group. Prior to Merck, Dr. Anderson was a management consultant at Boston Consulting Group (2002 to 2004) before taking on various operational and deal-making positions in medical venture capital, including serving as interim Chief Executive Officer of Access Scientific while at Carrot Capital (2005 to 2007) (now known as Embark Healthcare). Dr. Anderson earned her B.Sc. in Chemistry (Honors) from McGill University, and A.M. and Ph.D. from the Department of Chemistry and Chemical Biology at Harvard University.

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

Acquisition Strategy

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our management team’s background, and plan to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries. In particular, we are targeting North American or European companies in the life sciences and medical technology sectors

We believe our management team is well positioned to identify unique opportunities in our target sectors; to recognize requirements for clinical success; and to operate efficiently, in view of the fact that our management team has worked together for nearly a decade. Our selection process leverages our relationships with leading researchers in their field and our own due diligence and risk management model. Given our profile and dedicated management team and advisors, we believe that a strong connection can be made with our target companies facilitating the acquisition process. We also believe that Chardan’s reputation, experience and track record of making investments in the healthcare space makes us a preferred partner for our potential targets.

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

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO, other than searching for a target for an initial business combination. We intend to effectuate our initial business combination using cash from the remaining proceeds of our IPO (after redemptions relating to our December 2022 special meeting of stockholders), our shares, new debt, proceeds from the new issuance of securities, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Our IPO prospectus and our charter at the time of our IPO provided that we had 12 months from the date of our IPO (until December 27, 2022) to complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our charter at the time of our IPO and the Investment Management Trust Agreement, dated December 21, 2021, by and between Gardiner Healthcare Acquisitions Corp. and Continental Stock Transfer & Trust Company, as amended (the “Trust Agreement”) provided that we had the right to extend the period of time to consummate a business combination up to two times by an additional three months each time (for a total of up to 18 months to complete a business combination) by depositing into the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO for each such three-month extension (each, an “Extension Election”), as described in more detail in our IPO prospectus.

In a special meeting of the stockholders on December 21, 2022, a proposal (the “Extension Amendment Proposal”) to amend our certificate of incorporation to extend the date by which we have to consummate a business combination (the “Combination Period”)  and a proposal (the “Trust Amendment Proposal”) to amend the Trust Agreement to allow for the extension of the Combination Period  were approved by our stockholders, and as a result, we did not have to rely on an Extension Election, but instead we extended the Combination Period for an additional three (3) months, from December 27, 2022 to March 27, 2023, by depositing into the trust account (the “trust account”) $300,000 for a three-month extension, and thereafter we have the right to extend the Combination Period up to three (3) times by an additional month each time (or up to June 27, 2023) by depositing into the trust account $100,000 for each additional month extension (each, an “Extension”). The purpose of the Extensions is to provide the Company more time to complete a business combination, which the Board believes is in the best interests of our stockholders.

On March 23, 2023, Gardiner Healthcare exercised an Extension and deposited $100,000 into the trust account in order to extend the Combination Period to April 27, 2023.

In connection with the Extension Amendment Proposal, certain stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. For stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s trust account, including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. As of December 21, 2022, after giving effect to the redemption, there were 4,091,822 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Human Capital

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

Periodic Reporting and Financial Information

Our units, shares, and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public auditors. You can read our SEC filings over the internet at the SEC’s website at www.sec.gov or on the Company’s website at www.gardinerhealthcare.com/.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS

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

We are a company with no operating results, and we will not commence operations until consummating our initial business combination. Because we lack an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no definitive plans, arrangements or understandings with any prospective target business concerning our initial business combination, and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $15,810 in cash and a working capital deficit of $1,156,020. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Our co-sponsors have the right to extend the term we have to consummate our initial business combination to up June 27, 2023 without providing our stockholders with a corresponding redemption right.

We initially had 12 months from the December 27, 2021 closing of our IPO to consummate our initial business combination, which has been extended to April 27, 2023 and may be further extended up to June 27, 2023 as further described in Item 1 of this Annual Report on Form 10-K. We may, by resolution of our Board of Directors if requested by our co-sponsors, further extend the period of time we will have to consummate an initial business combination on a monthly basis up to June 27, 2023 as further described in Item 1 of this Annual Report. Our co-sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. Any further extension of the company’s period to consummate an initial business combination beyond June 27, 2023 will require a vote of the company’s stockholders and such stockholders would have the right to redeem their public shares.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.34 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our co-sponsors, officers and directors have agreed that we must complete our initial business combination within the prescribed Combination Period, as described in more detail in relation to the Extensions in Item 1 of this Annual Report on Form 10-K, which Combination Period currently ends on April 27, 2023, but may be extended, as further described in Item 1 of this Annual Report on Form 10-K, until up to June 27, 2023 (and may be further extended in the event the stockholders of the Company approve a further amendment to our certificate of incorporation to extend such period beyond June 27, 2023). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, while the extent of the impact of COVID-19 on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the continued outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination by April 27, 2023 or up to June 27, 2023, as described herein (or such longer time period, if any, in the event the stockholders of the Company agree to a further amendment to our certificate of incorporation to further extend the Combination Period beyond June 27, 2023), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.34 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.10 per share initially placed in the trust account or the $10.34 per share currently held in the trust account as of March 31, 2023” and other risk factors herein.”

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

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share, or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.34, or at such other lower price as we deem necessary to raise necessary cash. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and our stockholders will only be entitled to receive their pro rata portion of the funds in the trust account, which may be less than $10.34 per share.

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

The requirement that we complete our initial business combination within the prescribed time frame set forth in our certificate of incorporation may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within the prescribed time frame for the Combination Period, as described in more detail in relation to the Extensions in Item 1 of this Annual Report on Form 10-K, which Combination Period currently ends on April 27, 2023, but may be extended, as further described in Item 1 of this Annual Report on Form 10-K, up until June 27, 2023 (and may be further extended in the event the stockholders of the Company approve a further amendment to our certificate of incorporation to extend such period beyond June 27, 2023). Consequently, such target business may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence, and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within the prescribed Combination Period, as described in more detail in relation to the Extensions in Item 1 of this Annual Report on Form 10-K, which Combination Period currently ends on April 27, 2023, but may be extended, as further described in Item 1 of this Annual Report on Form 10-K up until June 27, 2023 (and may be further extended in the event the stockholders of the Company approve a further amendment to our certificate of incorporation to extend such period beyond June 27, 2023). We may not be able to find a suitable target business and consummate our initial business combination within the required Combination Period. If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and Delaware law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation and Delaware law, prior to any voluntary winding up.

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

Our public stockholders are entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate, or if we seek to amend our certificate of incorporation to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within of the prescribed time frame set forth in our certificate of incorporation. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate our stockholders’ investment, they may be forced to sell their public shares, potentially at a loss.

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

The net proceeds of our IPO not being held in the trust account have been utilized. We will depend on loans from Gardiner Holdings, its affiliates or members of our management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account have been utilized. If we are unable to fund down payments to consultants or the use of “no shop” provisions (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, our ability to close a contemplated transaction could be impaired. If we are unable to complete our initial business combination, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.34 per share) on our redemption, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than the $10.10 initially placed in the trust account or the $10.34 per share currently held in the trust account as of March 31, 2023.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination within the prescribed time frame set forth in our certificate of incorporation, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per public share initially held in the trust account or the $10.34 per share currently held in the trust account as of March 31, 2023, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as exhibit 10.1 to the Current Form 8-K filed with the SEC on December 27, 2021, the co-sponsors have agreed that they will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our co-sponsors will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our co-sponsors to reserve for such indemnification obligations, nor have we independently verified whether our co-sponsors have sufficient funds to satisfy their indemnity obligations and we believe that our co-sponsors’ only assets are securities of our company. Therefore, we cannot assure our stockholders that our co-sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce indemnification obligations against our co-sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.34 per share and our co-sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against the co-sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the co-sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.34 per share.

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

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait up to the prescribed time frame or longer before redemption from our trust account.

If we are unable to consummate our initial business combination within the prescribed time frame set forth in our certificate of incorporation, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022.

As described elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting as of December 31, 2022 related to the classification of reinvestment of interest earned on marketable securities held in our Trust Account in cash flows from operating activities rather than cash flows from investing activities in the statement of cash flows and our incorrect calculation of our earnings per share. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years following our IPO. However, if our non-convertible debt issued within a three-year period exceeds $1.00 billion, our revenues exceed $1.235 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Our stockholders are currently unable to ascertain the merits or risks of an initial business combination with any particular target business.

We may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we are focusing our efforts on identifying high-growth healthcare businesses. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we have flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet entered into a definitive agreement with any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors, or we may not have adequate time to complete due diligence with respect to the target business and its industry. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our securities may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

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

Although we have specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise its redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.34 per share or even less on our redemption, and our warrants will expire worthless.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.34 per share or even less on our redemption, and our warrants will expire worthless.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.34 per share or even less on our redemption, and the warrants will expire worthless.

On March 31, 2023, the balance of the trust account was $20,277,272 (after accounting for redemptions relating to our December 2022 special meeting of stockholders). We cannot ascertain the capital requirements for any particular initial business combination or our costs to operate or locate a transaction. If the remaining net proceeds of our IPO and the Over-allotment Closing are insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with amendments to our certificate of incorporation (including amendments related to extensions of our business combination period) and in relation to our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment, including due to the effects of the COVID-19 pandemic, has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.34 per share or even less on our redemption, and the warrants will expire worthless. In addition, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

We may only be able to complete one business combination with the remaining proceeds of our IPO and the Over-allotment Closing, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

On March 31, 2023, the balance of the trust account was $20,277,272 (after accounting for redemptions relating to our December 2022 special meeting of stockholders).

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

Under the Inflation Reduction Act of 2022 (the “IRA”), adding Section 4501 to the Internal Revenue Code, a domestic corporation whose stock is traded on an established securities market (a “covered corporation” under the IRA) is subject to an excise tax of 1% on repurchases (redemptions) of its stock after December 31, 2022 (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the IRA.

The IRA became law on August 16, 2022. On December 27, 2022, the Internal Revenue Service published Notice 2023-2, providing “Initial Guidance” regarding the application of the Excise Tax on repurchases of corporate stock under Section 4501. Under these authorities we expect the Excise Tax to be imposed on the fair market value of stock repurchased by us. Under a “netting rule”, the fair market value of stock repurchased by us may be reduced by the fair market value of securities issued by us in the same taxable year, with the 1% Excise Tax then imposed on the excess, if any, of the value of redemptions over the value of issuances. Therefore, issuances of stock by us in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) will reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year. However, a business combination may not be completed during 2023 and, even if a business combination is completed, the fair market value of the securities redeemed may exceed the fair market value of the securities issued in such a combination or otherwise. (The fair market value of securities that are redeemed is determined by the market price of the stock on the day of redemption, regardless of the actual redemption amount.) Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets.

Further, while the authorities indicate that as a general rule the Excise Tax does not apply in the event of a complete liquidation of a covered corporation, the availability of this exemption under circumstances that might surround the liquidation of a SPAC is not entirely clear.

While excise tax returns are generally filed on a quarterly basis, the Internal Revenue Service expects to issue regulations providing that reports of Excise Tax liability are due with the first quarterly excise tax return filed after the close of the taxable year.

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

RISKS RELATING TO OUR SECURITIES

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.34 per share.

The remaining net proceeds of the December 27, 2021 closing of the IPO, the December 29, 2021 Over-allotment Closing, and certain proceeds from the sale of the Private Placement Warrants, after accounting for redemptions relating to our December 2022 special meeting of stockholders, are being held in an interest-bearing trust account. On March 31, 2023, the balance of the trust account was $20,277,272. The proceeds held in the trust account may only be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the trust account, plus any interest income, net of taxes paid or payable (less up to $100,000 of interest to pay dissolution expenses). If the balance of the trust account is reduced below $20,277,272 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.34 per share.

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

We offered our units at an offering price of $10.00 per unit and the amount in our trust account was initially anticipated to be $10.10 per public share, implying an initial value of $10.10 per public share (with the amount currently held in the trust account as of March 31, 2023 having an implied value of $10.34 per public share). However, prior to the IPO, our co-sponsors paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.012 per share. As a result, the value of our stockholders’ public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $17,258,522, which is the amount we would have for our initial business combination in the trust account after payment of $3,018,750 to the underwriter pursuant to the Business Combination Marketing Agreement, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of $4.22 per share upon consummation of our initial business combination, which would be an approximately 58% decrease as compared to the initial implied value per public share of $10.10.

Public shares	1,935,572
Founder shares	2,156,250
Total shares	4,091,822
Total funds in trust available for initial business combination (less business combination marketing fee)	$17,258,522
Initial implied value per public share	$10.10
Implied value per share upon consummation of initial business combination	$10.34

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.34 per share.

Upon the closing of our IPO and the Over-allotment Closing, our co-sponsors had invested in us an aggregate of $4,475,000, comprised of the $25,000 purchase price for the founder shares and the $4,450,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.34 per share upon consummation of our initial business combination, the 1,875,000 founder shares would have an aggregate implied value of $18,937,500. Even if the trading price of our common stock was as low as $2.39 per share, and the Private Placement Warrants were worthless, the value of the founder shares would be equal to the co-sponsors’ initial investment in us. As a result, our co-sponsors are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our co-sponsor, Gardiner Holdings, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, our stockholders should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem their shares prior to or in connection with the initial business combination.

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

Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the offer and sale of such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure our stockholders that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the offer and sale of the shares issuable upon exercise of the warrants is not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if our common stock is, at the time of any exercise of a warrant, not listed on a national securities exchange such that the shares of common stock satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the common stock included in the Units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify the offer and sale of such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO.

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

Upon closing of our IPO and the Over-allotment Closing, our initial stockholders, including our co-sponsors (and/or their designees) collectively owned 20% of our issued and outstanding shares of common stock. As a result of the redemptions relating to our December 2022 special meeting of stockholders, our initial stockholders, including our co-sponsors (and/or their designees) collectively owned 52.7% of our issued and outstanding shares of common stock, as of March 31, 2023. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our certificate of incorporation. If our initial stockholders, including our co-sponsors (and/or their designees) purchase any additional securities of the Company in the aftermarket or if our any of the foregoing persons purchases any additional securities of the Company, including shares of our common stock, in the aftermarket or in privately negotiated transactions, this would increase their control. Neither of our co-sponsors nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of common stock.

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

Our securities are currently listed on Nasdaq under the symbols “GDNRU”, “GDNR” and “GDNRW.” However, we cannot assure our stockholders that our securities will continue to be listed on Nasdaq in the future. On March 31, 2023, we received a letter from the staff at The Nasdaq Global Market notifying us that, for the 30 consecutive trading days prior to the date of the letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on Nasdaq. The letter was a notification of deficiency, not of delisting.  In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days from March 31st, or until September 27, 2023, to regain compliance. The letter notes that to regain compliance, our common stock must trade at or above a level such that the “Market Value of Listed Securities” closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends September 27, 2023. The letter further notes that  if we are unable to satisfy the “Market Value of Listed Securities” requirement prior to such date, we may be eligible to transfer the listing of our securities to The Nasdaq Capital Market, provided that we then satisfies the requirements for continued listing on that market. If we do not regain compliance by September 27, 2023, the Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a hearings panel. The Company intends to actively monitor the Company’s MVLS between now and September 27, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the “Market Value of Listed Securities” requirement. However, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing standards.

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

Holders of Record

As of April 7, 2023, there was one holder of record of our units, eight holders of record of our separately traded public shares, and one holder of record of our separately traded public warrants. The number of record holders does not include beneficial owners of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

Following the December 27, 2021 closing of the IPO and the December 29, 2021 Over-allotment Closing, $87,112,500 ($10.10 per Unit) was placed in the trust account. The amounts placed in the trust account are being invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination or (ii) the distribution of the trust account, as described below. On March 31, 2023, the balance of the trust account was $20,277,272 (after accounting for redemptions relating to our December 2022 special meeting of stockholders).

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

ITEM 6. [RESERVED]

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022, were organizational activities and those necessary to prepare for and close the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We have generated and expect to continue to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had a net income of $442,188, which consists of the change in fair value of warrants $1,280,272, interest income of $219,100, and realized gains on investments held in Trust Account of $946,411 partially offset by operating expenses of $1,780,437 (driven by general and administrative expenses of $1,243,266, consulting fees – related party of $434,321, and Delaware franchise taxes of $102,850) and income tax expense of $223,159.

For the period from March 25, 2021 (inception) through December 31, 2021, we had a net loss of $63,523, which primarily consists of operating expenses of $314,359 (driven by general and administrative expenses of $71,703, consulting fees – related party of $178,667 and Delaware franchise taxes of $63,989) and transaction costs allocated to warrant issuance of $11,910, partially offset by change in fair value of warrants $263,666.

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

On December 29, 2021, the underwriters exercised the over-allotment option in full pursuant to which an additional 1,125,000 Units at a price of $10.00 per Unit were sold. The Over-allotment Units are identical to the Units sold at IPO.

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

For the year ended December 31, 2022, cash used in operating activities was $1,324,146, cash provided by investing activities was $67,763,012 and cash used in financing activities was $67,826,556.

For the period from March 25, 2021 (inception) through December 31, 2021, cash used in operating activities was $196,570. Net Cash used in investing activities was $87,112,500 and Net cash provided by financing activities was $88,712,570 reflecting the proceeds of our IPO and subsequent investment of most proceeds into US Treasuries in our trust account.

As of December 31, 2022, we had investments held in the trust account of $20,294,981. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $15,810 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the office, similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 27, 2023 to consummate a business combination with the option to extend up to two (2) times by an additional month each time (or up to June 27, 2023) by depositing into the trust account $100,000 for each additional month extension. It is uncertain that the Company will be able to consummate a business combination by the specified period. If a business combination is not consummated by April 27, 2023, as extended and the monthly options to extend up to June 27, 2023 are not exercised (and the stockholders of the Company do not agree to further amend our certificate of incorporation to allow for a further extension of the Combination Period beyond June 27, 2023), there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the ASU 2014-15 management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a business combination by April 27, 2023 and the monthly options to extend up to June 27, 2023 are not exercised (and the stockholders of the Company do not agree to further amend our certificate of incorporation to allow for a further extension of the Combination Period beyond June 27, 2023) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Special Meeting

On December 21, 2022, the Company held a special meeting in lieu of its 2022 annual meeting of stockholders (the “special meeting”). The stockholders approved the proposal to amend (the “Certificate of Incorporation Amendment”) the Company’s certificate of incorporation by allowing the Company to extend (the “Extension”) the date by which it has to consummate a business combination (the “Combination Period”) for an additional three (3) months, from December 27, 2022 to March 27, 2023, by depositing into the Trust Account $300,000 for the three-month extension, and thereafter to extend the Combination Period up to three (3) times by an additional month each time (or up to June 27, 2023) by depositing into the Trust Account $100,000 for each additional month extension. In connection with the votes to approve the Extensions, the holders of 6,689,428 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.19 per share, for an aggregate redemption amount of approximately $68,165,271.

On December 28, 2022, the Company deposited $300,025 into the Trust Account to extend the date by which it has to consummate a business combination to March 27, 2023.

As discussed in Note 11 to our financial statements, on March 23, 2023, Gardiner Healthcare exercised an Extension and deposited $100,000 into the trust account in order to extend the Combination Period to April 27, 2023.

Off-Balance Sheet Financing Arrangements

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the amended Promissory Note with the Sponsor. The amended Promissory Note is non-interest bearing and all outstanding amounts under the amended Promissory Note will be due on the earlier of: (i) June 27, 2023, or (ii) the date on which the Company consummates an initial business combination.

The Company has engaged Chardan as an advisor in connection with a Business Combination to introduce us to potential investors that are interested in purchasing the Company's securities in connection with a potential Business Combination, assist the Company in obtaining stockholder approval for a Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay Chardan the Marketing Fee for such services upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of this offering, (or $3,018,750).

Business Combination Marketing Agreement

We have engaged Chardan Capital Markets, LLC (“Chardan”) as an advisor in connection with a business combination to introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay Chardan the Marketing Fee for such services upon the consummation of an initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO, including proceeds from the exercise of the over-allotment option (exclusive of any other fees which might become payable pursuant to any other agreement among Chardan and the us or any target business). We have also agreed, pursuant to the business combination marketing agreement, to retain Chardan as lead financial advisor to us in connection with our initial business combination, and as a non-exclusive placement agent in connection with any private placement undertaken in connection with such business combination, in each case on mutually agreeable terms and conditions and pursuant to one or more separate engagement letters to be entered into between the parties.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates other than significant assumptions made by management in the valuation of our derivative warrant liabilities.

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

Recent Accounting Standards

See Note 2 to the financial statements required by Item 15 of this Annual Report on Form 10-K.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 and concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the identification of a material weakness in our internal control over financial reporting as described below. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and by increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weakness in our internal control over financial reporting due to the classification of reinvestment of interest earned on investments held in our Trust Account in the statement of cash flows and our incorrect calculation of our earnings per share for the year ended December 31, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plan

To address these this material weakness, management plans to provide processes and controls over the internal communications within the Company and its financial advisors. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the  material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of April 7, 2023.

Our current directors and executive officers are as follows:

Name	Age	Position
Marc F. Pelletier	52	Chairman and Chief Executive Officer
David P. Jenkins	61	Chief Financial Officer
Paul R. McGuirk	71	Executive Vice President, Chief Development Officer and Director
Janelle R. Anderson	49	Director
Frank C. Sciavolino	82	Director
James P. Linton	60	Director
Thomas F. Ryan, Jr.	45	Director
Matthew Rossen	46	Director

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

Janelle R. Anderson, PhD has served as a Director since October 2021. She is currently the Chief Business Officer at F2G Inc. Prior to F2G, Dr. Anderson served as the Chief Business Officer to the Company from April 2021 to November 2021. She was formerly the Chief Strategy Officer at Century Therapeutics (2019 to 2021), where she drove the execution of deals and external partnerships that enabled Century’s scientific objectives and furthered its strategic goals. Prior to Century, Dr. Anderson was Entrepreneur-in-Residence at Versant Ventures (2017 to 2019), where she was instrumental in establishing the core technology, operations, and funding for Century Therapeutics and for Monte Rosa Therapeutics. Prior to Versant Ventures, Dr. Anderson was Managing Partner at CTI Life Sciences Fund (2014 to 2017), where she led U.S. biotech transactions. Prior to CTI Life Sciences Fund, Dr. Anderson worked at Merck & Co. (2008 to 2014) as a Finance Director and later as Managing Director of the MRL Ventures Fund, Merck’s therapeutic-focused venture group. Prior to Merck, Dr. Anderson was a management consultant at Boston Consulting Group (2002 to 2004) before taking on various operational and deal-making positions in medical venture capital, including serving as interim Chief Executive Officer of Access Scientific while at Carrot Capital (2005 to 2007) (now known as Embark Healthcare). Dr. Anderson earned her B.Sc. in Chemistry (Honors) from McGill University, and A.M. and Ph.D. from the Department of Chemistry and Chemical Biology at Harvard University.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2022, the Board of Directors held four board meetings, four audit committee meetings, one compensation committee meeting, no nominating and corporate governance committee meetings, and the Board acted by unanimous written consent on three occasions.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) the prescribed time frame from the date of the December 27, 2021 closing of the IPO. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe all of our officers, directors and holders of more than 10% of the outstanding securities of the company complied with the filing requirements pursuant to Section 16(a) of the Exchange Act.

ITEM 11.EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us except as disclosed herein and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions.” Commencing on the date of the filing of our initial Registration Statement, as filed with the Securities and Exchange Commission on October 22, 2021, through the completion of our initial business combination with a target business, we have been paying and will continue to pay to Gardiner Holdings a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

The following payments of consulting services fees have been paid by the Company or on the Company’s behalf since June 2021: (i) $13,500 per month to Marc F. Pelletier, our Chairman and Chief Executive Officer; (ii) $12,500 per month to Paul R. McGuirk, our Executive Vice President, Chief Development Officer and Director; (iii) $1,500 per month to Frank C. Sciavolino, a Director; (iv) $70,510 in total to David P. Jenkins, our Chief Financial Officer; and (v) $12,500 in total to Janelle R. Anderson, a Director. In addition, Dr. Pelletier and Dr. McGuirk have received $2,500 and $300 per month, respectively, in medical allowance fees since October 2021. From November 2020 to June 2021, Gardiner Founder, LLC paid similar monthly amounts to Messrs. Pelletier and McGuirk. In addition, for each of their services as an officer of the Company, in 2021 Dr. Pelletier received a grant of an interest in 30,000 founder shares, Dr. McGuirk received a grant of an interest in 30,000 founder shares, Mr. Jenkins received a grant of an interest in 15,000 founder shares, and Dr. Anderson received a grant of an interest in 25,000 founder shares from Gardiner Holdings, Chardan Gardiner and CCMAUS, collectively.

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

Summary Compensation Table – Executive Officers

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers by or on behalf of the Company for the fiscal years ended December 31, 2022 and December 31, 2021. No compensation was awarded to, earned by, or paid to our former or current executive officers by or on behalf of the Company for the fiscal year ended December 31, 2020.

Name and Principal Position	Year	Stock awards ($)	All Other Compensation($)	Total
Marc F. Pelletier, Chairman and Chief Executive Officer	2022	$0	$13,500/month and 2,500/month(1)	$192,000
	2021	$0(1)	$13,500/month and 2,500/month(1)	$102,000	(1)
Paul R. McGuirk, Executive Vice President, Chief Development Officer and Director	2022	$0	$12,500/month and 300/month(2)	$153,600
	2021	$0(2)	$12,500/month and 300/month(2)	$88,400	(2)
David P. Jenkins, Chief Financial Officer	2022	$0	$70,510	$70,510
	2021	$0(3)	$28,717	$28,717	(3)
Janelle R. Anderson, Director(4)	2022	$0	$0	$0
	2021	$0(4)	$12,500	$12,500	(4)
(1)	Dr. Pelletier received monthly payments of $13,500 for his consulting services to the Company starting in June 2021. In addition, Dr. Pelletier received $2,500 per month in medical allowance fees beginning in October 2021. Dr. Pelletier also received a grant of an interest in 30,000 founder shares from the co-sponsors for his services as Chief Executive Officer in 2021.
(2)	Dr. McGuirk received monthly payments of $12,500 for his consulting services to the Company starting in June 2021. In addition, Dr. McGuirk received $300 per month in medical allowance fees beginning in October 2021. Dr. McGuirk also received a grant of an interest in 30,000 founder shares from the co-sponsors for his services as Chief Development Officer in 2021.
(3)	Mr. Jenkins received $28,717 in total for his 2021 consulting services to the Company starting in June 2021, and received $70,510 for his consulting services to the Company in 2022. Mr. Jenkins also received a grant of an interest in 15,000 founder shares from the co-sponsors for his services as Chief Financial Officer in 2021.
(4)	In relation to her service as Chief Business Officer of the Company from April 2021 to November 2021, Dr. Anderson received $6,250 in October 2021 and another $6,250 in December 2021. Dr. Anderson also received a grant of an interest in 25,000 founder shares from the co-sponsors for her services as Chief Business Officer in 2021.

Summary Compensation Table – Directors

The table below summarizes all compensation of our directors for our last completed fiscal year ended December 21,2022.

Name	Stock awards ($)	All other compensation($)	Total
Frank C. Sciavolino	$0(1)	$18,000	$10,500	(1)
James P. Linton	$0(2)	N/A	$0	(2)
Thomas F. Ryan, Jr.	$0(3)	N/A	$0	(3)
Matthew Rossen	$0(4)	N/A	$0	(4)
(1)	Dr. Sciavolino receives monthly payments of $1,500 for his consulting services to the Company, and received a grant of 25,000 founder shares from the co-sponsors in October 2021 for his services as an independent director.
(2)	Mr. Linton received a grant of 25,000 founder shares from the co-sponsors in October 2021 for his services as an independent director.
(3)	Mr. Ryan received a grant of 25,000 founder shares from the co-sponsors in October 2021 for his services as an independent director.
(4)	Mr. Rossen received a grant of 25,000 founder shares from the co-sponsors in October 2021 for his services as an independent director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 7, 2023 (or such other date as specified below) the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 7, 2022, we had 4,091,822 shares of common stock issued and outstanding.

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

	Amount	Approximate
	and Nature	Percentage of
	of	Outstanding
	Beneficial	Shares of
Name and Address of Beneficial Owner	Ownership	Common Stock
Gardiner Healthcare Holdings, LLC(1)(2)	1,336,563	32.7%
Marc F. Pelletier(1)	—	—
David P. Jenkins(1)	—	—
Paul R. McGuirk(1)	—	—
Janelle R. Anderson(1)	—	—
Frank C. Sciavolino(1)(3)	25,000	*
James P. Linton(1)(3)	25,000	*
Thomas F. Ryan, Jr. (1)(3)	25,000	*
Matthew Rossen(1)(3)	25,000	*
All executive officers and directors as a group (8 individuals)	100,000	*
Holders of 5% or more of our common stock
Saba Capital Management GP, LLC; Saba Capital Management, L.P.; and Mr. Boaz Weinstein(4)	600,000	14.7%
MMCAP International Inc. SPC, and MM Asset Management Inc.(5)	550,000	13.4%
Owl Creek Asset Management, L.P. and Jeffrey A. Altman(6)	213,125	5.2%

*Less than 1%

(1)	The business address of each of the individuals is c/o Gardiner Healthcare Acquisitions Corp., 3107 Warrington Road, Shaker Heights, Ohio 44120.
(2)	Gardiner Holdings is the record holder of such shares. The business address of Gardiner Holdings is 3107 Warrington Road, Shaker Heights, Ohio 44120. Gardiner Holdings is a wholly-owned subsidiary of, and is managed by, Gardiner Founder, LLC. Gardiner Founder is controlled by a board of managers that includes Messrs. Pelletier, McGuirk and Sciavolino. Messrs. Pelletier, McGuirk and Sciavolino are the three managers of Gardiner Founder. Any action by Gardiner Holdings with respect to the founder shares held by it, including voting and dispositive decisions are made by a majority vote of the board of managers of Gardiner Founder. Accordingly, under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of Gardiner Founder’s managers, none of the managers of Gardiner Founder is deemed to be a beneficial owner of Gardiner Founder’s securities, except to the extent of any pecuniary interest they may have therein.
(3)	For each of Messrs. Sciavolino, Linton, Ryan and Rossen, the founder shares held include founder shares directly held by such individuals through stock grants for serving as an independent director.
(4)	Based on the Schedule 13G filed by Saba Capital Management GP, LLC; Saba Capital Management, L.P.; and Mr. Boaz Weinstein with the Securities and Exchange Commission on December 30, 2021, pursuant to a Joint Filing Agreement, dated December 30, 2021, among such reporting persons, pursuant to which they agreed to file the Schedule 13G. The principal business address of each such security holder is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	Based solely on the Schedule 13G/A filed by MMCAP International Inc. SPC and MM Asset Management Inc. with the Securities and Exchange Commission on February 14, 2023. The address for MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands, and the address for MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, ON M5J 2S1 Canada.
(6)	Based solely on the Schedule 13G filed by Owl Creek Asset Management, L.P. and Jeffrey A. Altman with the Securities and Exchange Commission on February 9, 2023, pursuant to a Joint Filing Agreement, dated February 9, 2023, among such reporting persons, pursuant to which they agreed to file the Schedule 13G. The principal business address of each such security holder is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

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

On March 25, 2021, we issued an unsecured promissory note to Gardiner Holdings, pursuant to which we may borrow up to an aggregate principal amount of $300,000. The promissory note was amended and restated by that certain amended and restated promissory note, dated July 30, 2021, issued by us to Gardiner Holdings, and further amended and restated by that certain second amended and restated promissory note, dated December 13, 2021, issued by us to Gardiner Holdings (collectively, the “promissory note”). The promissory note was non-interest bearing and the Company owes $593,690 as of December 31, 2022.

The following payments of consulting services fees have been paid by the Company or on the Company’s behalf since June 2021: (i) $13,500 per month to Marc F. Pelletier, our Chairman and Chief Executive Officer; (ii) $12,500 per month to Paul R. McGuirk, our Executive Vice President, Chief Development Officer and Director; (iii) $1,500 per month to Frank C. Sciavolino, a Director; (iv) $70,510 in total to David P. Jenkins, our Chief Financial Officer; and (v) $12,500 in total to Janelle R. Anderson, a Director. In addition, Dr. Pelletier and Dr. McGuirk have received $2,500 and $300 per month, respectively, in medical allowance fees since October 2021. From November 2020 to June 2021, Gardiner Founder, LLC made similar monthly payments to Messrs. Pelletier and McGuirk. In addition, for each of their services as an officer of the Company, in 2021 Dr. Pelletier received a grant of an interest in 30,000 founder shares, Dr. McGuirk received a grant of an interest in 30,000 founder shares, Mr. Jenkins received a grant of an interest in 15,000 founder shares, and Dr. Anderson received a grant of an interest in 25,000 founder shares from Gardiner Holdings, Chardan Gardiner and CCMAUS, collectively.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA LLP, or BDO, acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO USA LLP in connection with regulatory filings. The aggregate fees of BDO USA LLP for professional services rendered for the audit of our financial statements and other required filings with the SEC for the period ended December 31, 2022 and 2021 was approximately $95,000 and $186,000. The amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period ended December 31, 2022 and 2021, we did not pay BDO USA LLP any audit-related fees.

Tax Fees. We did not pay BDO USA LLP for tax services, planning or advice for the period ended December 31, 2022 and 2021.

All Other Fees. We did not pay BDO USA LLP for any other services for the period ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1

Underwriting Agreement dated December 21, 2021 between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2021).

1.2

Business Combination Marketing Agreement dated December 21, 2021 between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the SEC on December 27, 2021).

3.1

Amended and Restated Certificate of Incorporation for Gardiner Healthcare Acquisitions Corp. dated December 21, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2021).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gardiner Healthcare Acquisitions Corp., dated December 21, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2022).

3.3	Bylaws of Gardiner Healthcare Acquisitions Corp. dated March 25, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on October 22, 2021).
4.1

Warrant Agreement dated December 21, 2021 the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2021).

10.1

Amendment to the Investment Management Trust Agreement, dated December 21, 2022, by and between Gardiner Healthcare Acquisitions Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2022).

10.2

Third Amended and Restated Promissory Note, dated December 7, 2022 made by Gardiner Healthcare Acquisitions Corp. to the order of Gardiner Healthcare Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).

10.3

Letter Agreement dated December 21, 2021 by and between the Company and Gardiner Healthcare Holdings, LLC, Chardan Gardiner, LLC and CCMAUS PTY LTD (incorporated by reference to Exhibit 10.1 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.4

Letter Agreement dated December 21, 2021 by and between the Company and Chardan Gardiner, LLC (incorporated by reference to Exhibit 10.2 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.5

Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company dated December 21, 2021 (incorporated by reference to Exhibit 10.3 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.6

Stock Escrow Agreement between the Company and Continental Stock Transfer & Trust Company dated December 21, 2021 (incorporated by reference to Exhibit 10.4 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.7

Registration and Stockholder Rights Agreement between the Company and Gardiner Healthcare Holdings, LLC, Chardan Gardiner, LLC and CCMAUS PTY LTD (incorporated by reference to Exhibit 10.5 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.8

Indemnity Agreement between the Company and each of the directors and officers of the Company dated December 21, 2021 (incorporated by reference to Exhibit 10.6 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.9

Administrative Services Agreement between the Company and Gardiner Healthcare Holdings, LLC dated December 21, 2021 (incorporated by reference to Exhibit 10.7 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.10

Private Placement Warrants Purchase Agreement dated December 21, 2021 between the Company and Gardiner Healthcare Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.11

Private Placement Warrants Purchase Agreement dated December 21, 2021 between the Company and Chardan Gardiner, (incorporated by reference to Exhibit 10.9 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.12

Private Placement Warrants Purchase Agreement dated December 21, 2021 between the Company and CCMAUS PTY LTD (incorporated by reference to Exhibit 10.10 to the Current Form 8-K filed with the SEC on December 27, 2021).

10.13

Founder Shares Purchase Agreement between Gardiner Healthcare Holdings, LLC and CCMAUS Pty Ltd dated April 9, 2021 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2021).

10.14

Founder Shares Purchase Agreement between Gardiner Healthcare Holdings, LLC and Chardan Gardiner LLC dated April 9, 2021 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2021).

10.15

First Amendment to Founder Shares Purchase Agreement between Gardiner Healthcare Holdings, LLC and Chardan Gardiner LLC dated December 2, 2021 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 3, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARDINER HEALTHCARE ACQUISITIONS CORP.

Dated: April 17, 2023	By:	/s/ Marc F. Pelletier
	Name:	Marc F. Pelletier
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc F. Pelletier	Chairman and Chief Executive Officer	April 17, 2023
Marc F. Pelletier	(Principal Executive Officer)

/s/ David P. Jenkins	Chief Financial Officer	April 17, 2023
David P. Jenkins	(Principal Financial and Accounting Officer)

/s/ Paul R. McGuirk	Executive Vice President, Chief Development Officer, and Director	April 17, 2023
Paul R. McGuirk

/s/ Janelle R. Anderson	Director	April 17, 2023
Janelle R. Anderson

/s/ Frank C. Sciavolino	Director	April 17, 2023
Frank C. Sciavolino

/s/ James P. Linton	Director	April 17, 2023
James P. Linton

/s/ Thomas F. Ryan, Jr.	Director	April 17, 2023
Thomas F. Ryan, Jr.

/s/ Matthew Rossen	Director	April 17, 2023
Matthew Rossen

GARDINER HEALTHCARE ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders’ and Board of Directors

Gardiner Healthcare Acquisitions Corp.

Shaker Heights, Ohio

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gardiner Healthcare Acquisitions Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, statements of changes in common stock subject to possible redemption and stockholders’ deficit, and statements of cash flows for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from March 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

April 17, 2023

GARDINER HEALTHCARE ACQUISITIONS CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$15,810	$1,403,500
Prepaid expenses and other assets	252,750	19,050
Total current assets	268,560	1,422,550

Investments held in trust account	20,294,981	87,111,581
TOTAL ASSETS	$20,563,541	$88,534,131

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$544,971	$72,851
Franchise tax payable	62,760	63,989
Income taxes payable	223,159	—
Note payable - related party	593,690	254,975
Total current liabilities	1,424,580	391,815
Derivative warrant liabilities	604,777	1,885,049
TOTAL LIABILITIES	2,029,357	2,276,864

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 1,935,572 shares and 8,625,000 shares, respectively, at redemption value	20,021,848	87,112,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 2,156,250 shares issued and outstanding (excluding 1,935,572 shares and 8,625,000 shares subject to possible redemption, respectively)	216	216
Additional paid-in capital	—	—
Accumulated deficit	(1,487,880)	(855,449)
Total stockholders’ deficit	(1,487,664)	(855,233)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$20,563,541	$88,534,131

The accompanying notes are an integral part of these financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from March
		25, 2021
	For the Year	(inception)
	Ended	through
	December 31,	December 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$1,243,266	$71,703
Consulting fees – related party	434,321	178,667
Franchise tax	102,850	63,989
Total operating expenses	1,780,437	314,359

OTHER INCOME
Interest Income	219,100	350
Realized gain on investments held in Trust Account	946,412	—
Unrealized loss on investments held in Trust Account	—	(1,270)
Transaction costs allocated to warrant issuance	—	(11,910)
Change in fair value of warrants	1,280,272	263,666
Total other income, net	2,445,784	250,836

Income (loss) before provision for income taxes	665,347	(63,523)
Income tax expense	(223,159)	—
Net income (loss)	$442,188	$(63,523)

Weighted average shares outstanding of redeemable common stock	8,441,728	152,926

Basic and diluted net income per share, redeemable common stock	$0.07	$10.21

Weighted average shares outstanding of non-redeemable common stock	2,156,250	2,148,604

Basic and diluted net loss per share, non-redeemable common stock	$(0.06)	$(0.76)

The accompanying notes are an integral part of these financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock Subject				Additional		Total
	to Possible Redemption		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, March 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common stock to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Proceeds from Initial Public Offering (net of offering costs)	8,625,000	79,771,156	—	—	3,829,599	—	3,829,599
Excess cash received over the fair value of the private warrants	—	—	—	—	2,695,035	—	2,695,035
Remeasurement for Redeemable Common stock to redemption value	—	7,341,344	—	—	(6,549,418)	(791,926)	(7,341,344)
Net loss	—	—	—	—	—	(63,523)	(63,523)
Balance, December 31, 2021	8,625,000	87,112,500	2,156,250	216	—	(855,449)	(855,233)
Remeasurement for Redeemable Common stock to redemption value	—	1,074,619	—	—	—	(1,074,619)	(1,074,619)
Redemptions of Redeemable Common stock	(6,689,428)	(68,165,271)	—	—	—	—	—
Net income	—	—	—	—	—	442,188	442,188
Balance, December 31, 2022	1,935,572	$20,021,848	2,156,250	$216	$—	$(1,487,880)	$(1,487,664)

The accompanying notes are an integral part of these financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from March 25,
	For the Year	2021 (inception)
	Ended	through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$442,188	$(63,523)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain on investments held in Trust Account	(946,412)	(351)
Unrealized loss on investments held in Trust Account	—	1,270
Change in fair value of warrants	(1,280,272)	(263,666)
Transaction costs allocated to warrant issuance	—	11,910
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(233,700)	(19,050)
Accounts payable	472,120	72,851
Income taxes payable	223,159	—
Franchise tax payable	(1,229)	63,989
Net cash flows used in operating activities	(1,324,146)	(196,570)

Cash Flows from Investing Activities
Cash withdrawn from Trust Account for redemption	68,165,271	—
Purchase of investments held in Trust Account	(219,100)	—
Withdrawal of funds from Trust Account to pay taxes	116,866	—
Extension funding of Trust Account	(300,025)	—
Initial cash deposited to Trust Account	—	(87,112,500)
Net cash flows provided by (used in) investing activities	67,763,012	(87,112,500)

Cash Flows from Financing Activities
Redemptions of common stock	(68,165,271)	—
Proceeds from Initial Public Offering	—	84,093,750
Proceeds from sale of private units	—	4,843,750
Proceeds from issuance of common stock to Sponsor	—	25,000
Payment of offering costs	—	(504,905)
Proceeds from notes payable - related party	338,715	254,975
Net cash flows (used in) provided by financing activities	(67,826,556)	88,712,570

Net Change in Cash	(1,387,690)	1,403,500
Cash, Beginning of Period	1,403,500	—
Cash, End of Period	$15,810	$1,403,500

Supplemental disclosure of noncash activities:

Initial issuance of warrant liability	$—	$2,148,715
Accretion for common stock to redemption value	$1,074,619	$7,341,344

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and initial public offering (“IPO” or “Initial Public Offering”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 22, 2021. On December 27, 2021, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000.

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

Following the closing of the IPO and over-allotment, $87,112,500 ($10.10 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment. See below for discussion of the Special Meeting held December 21, 2022 to amend its certificate of incorporation and its trust agreement.

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

Special Meeting

On December 21, 2022, the Company held a special meeting in lieu of its 2022 annual meeting of stockholders (the “special meeting”). The stockholders approved the proposal to amend the Company’s certificate of incorporation by allowing the Company to extend (the “Extension”) the date by which it has to consummate a business combination (the “Combination Period”) for an additional three (3) months, from December 27, 2022 to March 27, 2023, by depositing into the Trust Account $300,000 for the three-month extension, and thereafter to extend the Combination Period up to three (3) times by an additional month each time (or up to June 27, 2023) by depositing into the Trust Account $100,000 for each additional month extension. In connection with the votes to approve the Extensions, the holders of 6,689,428 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.19 per share, for an aggregate redemption amount of approximately $68,165,271.

On December 28, 2022 the Company deposited $300,025 into the Trust Account to extend the date by which it has to consummate a business combination to March 27, 2023.

On March 23, 2023, Gardiner Healthcare exercised an Extension and deposited $100,000 into the trust account in order to extend the Combination Period to April 27, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on market conditions, along with the ongoing conflict between Russia and Ukraine, and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $15,810 in its operating bank accounts, and $20,294,981 in investments held in trust account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,156,020.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the current liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date that the financial statements were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were in an interest bearing demand deposit account. At December 31, 2021, substantially all of the assets held in the Trust Account were held in a publicly traded fund that invests in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in realized gains on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information and are classified as Level 1 within the fair value hierarchy.

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

The Company’s Founder Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period ended December 31, 2022, and from inception to December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Common stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On December 21, 2022, as a result of the Company’s special meeting, the holders of 6,689,428 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.19 per share, for an aggregate redemption amount of approximately $68,165,271. Accordingly, on December 31, 2022 and 2021, respectively, 1,935,572 and 8,625,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The redemption value includes income in the trust account less amounts that may be withdrawn to pay taxes less redemptions. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2022 and 2021, the shares of common stock reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Proceeds allocated to Public Warrants	(3,950,250)
Common stock issuance costs	(2,528,594)
Plus: Remeasurement for Redeemable Common stock to redemption value	7,341,344
Common stock subject to possible redemption at December 31, 2021	$87,112,500
Plus: Remeasurement for Redeemable Common stock to redemption value	1,074,619
Redemptions of common stock	(68,165,271)
Common stock subject to possible redemption at December 31, 2022	$20,021,848

Net Income (Loss) per Common Share

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

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

For the year ended December 31, 2022:

Net income	$442,188
Accretion of temporary equity to redemption value	(1,074,619)
Net income including accretion of temporary equity to redemption	$(632,431)

	Redeemable	Non- Redeemable
	shares	Shares
Numerator:
Allocation of net income including accretion of temporary equity to redemption	$(503,758)	$(128,673)
Plus: Accretion applicable to Class A redeemable shares	1,074,619	—
Total income (loss) by class	$570,861	$(128,673)

Denominator:
Weighted Average Shares outstanding	8,441,728	2,156,250
Income (Loss) per share	$0.07	$(0.06)

For the period from March 25, 2021 (inception) to December 31, 2021:

Net loss	$(63,523)
Accretion of temporary equity to redemption value	(7,341,344)
Net loss including accretion of temporary equity to redemption	$(7,404,867)

	Redeemable	Non-Redeemable
	shares	shares
Numerator:
Allocation of net loss including accretion of temporary equity to redemption	$(5,780,345)	$(1,624,522)
Plus: Accretion applicable to Class A redeemable shares	7,341,344	—
Total income (loss) by class	$1,560,999	$(1,624,522)

Denominator:
Weighted Average Shares outstanding	152,926	2,148,604
Income (Loss) per share	$10.21	$(0.76)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows. The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

On December 29, 2021, the underwriters exercised the over-allotment option in full pursuant to which an additional 1,125,000 Units (the “Over-allotment Units”) at a price of $10.00 per Unit were sold. The Over-allotment Units are identical to the Units sold at IPO.

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

On December 29, 2021, with the exercise of the overallotment, the Company consummated the collective private placement of an additional 393,750 Private Placement Warrants to the Sponsor, Chardan Gardiner, and CCMAUS generating gross proceeds of $393,750.

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

On December 7, 2022, the Company issued a Third Amended and Restated Promissory Note (the “Promissory Note”) to Gardiner Healthcare Holdings, LLC, a Delaware limited liability company (the “Lender”), one of the Company’s sponsors. The Promissory Note amends, restates, replaces and supersedes that certain Second Amended and Restated Promissory Note dated December 13, 2021, as amended, in the original principal amount of $300,000, executed by the Company in favor of Lender. Pursuant to the Promissory Note, the Lender agreed to loan the Company up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the earlier of: (i) June 27, 2023, or (ii) the date on which the Company consummates an initial business combination.

As of December 31, 2022, $593,690 was outstanding under the Note, which will be repaid from the Company’s operating account. As of December 31, 2021, $254,975 was outstanding under the Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

Support Services

The Company paid the Sponsor fees following the consummation of the IPO until the earlier of the consummation of a Business Combination or liquidation for administrative support services. This fee is capped at the point the promissory note to the Sponsor reaches $300,000. For the year ended December 31, 2022, $45,025 has been expensed for these services. For the period from March 25, 2021 (inception) through December 31, 2021, no amounts have been expensed under this arrangement.

Consulting Fees

The Company intends to pay certain officers and directors of the Company an aggregate of approximately $38,750 per month following the consummation of the IPO until the earlier of the consummation of a Business Combination for consulting services. For the year ended December 31, 2022, $434,321 has been expensed under this arrangement  and reported as consulting fees – related party on the statement of operations. For the period from March 25, 2021 (inception) through December 31, 2021, $178,667 has been paid under this arrangement via the Note and has been expensed and reported as consulting fees – related party on the statement of operations.

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

Business Combination Marketing Agreement

The Company has engaged Chardan as an advisor in connection with a Business Combination to introduce us to potential investors that are interested in purchasing the Company’s securities in connection with a potential Business Combination, assist the Company in obtaining stockholder approval for a Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay Chardan the Marketing Fee for such services upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, including any proceeds from the full or partial exercise of the over-allotment option (exclusive of any other fees which might become payable pursuant to any other agreement among Chardan and the Company or any target business). The Company has also agreed, pursuant to the business combination marketing agreement, to retain Chardan as lead financial advisor to the Company in connection with an initial Business Combination, and as a non-exclusive placement agent in connection with any private placement undertaken in connection with such business combination, in each case on mutually agreeable terms and conditions and pursuant to one or more separate engagement letters to be entered into between the parties. $3,018,750 would be payable from the proceeds held in the Trust Account under this arrangement upon the successful completion of a Business Combination.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Common stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021 there were 2,156,250 shares of common stock outstanding (excluding 1,935,572 and 8,625,000, respectively, shares of common stock subject to possible redemption).

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

NOTE 9 — INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021.

The Company’s net deferred tax asset (liabilities) are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$66,208
Startup Costs	418,332	—
Total deferred tax assets	418,332	66,208
Valuation allowance	(418,332)	(66,208)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from March 25, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$223,159	$—
Deferred	(352,293)	66,208
Total federal	(129,134)	66,208

State
Current	$—	$—
Deferred	—	—
Total state	—	—

Change in valuation allowance	352,293	(66,208)
Income tax provision	$223,159	$—

As of December 31, 2022 and 2021, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 25, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $66,208. For the year ended December 31, 2022, the change in the valuation allowance was $352,293.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Transaction costs warrants	0.0%	0.0%
Change in fair value of warrants	(40.4)%	0.0%
Change in valuation allowance	52.9%	(21.0)%
Income tax provision	33.5%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

At December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in trust account	$20,294,981	$—	$—

Liabilities:
Warrant Liability- Private Placement Warrants	$—	$—	$604,777

December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in trust account	$87,111,581	$—	$—

Liabilities:
Warrant Liability- Private Placement Warrants	$—	$—	$1,885,049

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

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Share Price	$10.27	10.09
Exercise Price	$11.50	11.50
Term (years)	5.24	6.00
Industry Volatility	5.1%	6.5%
Risk Free Rate	3.91%	1.34%
Dividend Yield	0.00%	0.00%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s Private Placement Warrants classified as Level 3:

Initial fair value at December 27, 2021 (IPO date)	$1,979,614
Issuance of additional warrants with the exercise of the over-allotment option	169,101
Change in fair value	(263,666)
Fair value at December 31, 2021	1,885,049
Change in fair value	(1,280,272)
Fair value at December 31, 2022	$604,777

NOTE 11 — SUBSEQUENT EVENTS

On March 23, 2023, Gardiner Healthcare exercised an Extension and deposited $100,000 into the Trust Account in order to extend the Combination Period to April 27, 2023.

On March 23, 2023 and March 24, 2023, the Company issued two unsecured promissory notes (each, a “Convertible Note” and, collectively, the “Convertible Notes”) to Payees (as defined below), pursuant to which the Company is entitled to borrow an aggregate of up to $549,359.35 for costs, fees and expenses related to the Company’s operations, including those relating to the preparation, negotiation and consummation of an intended Business Combination. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) June 27, 2023 (the “Maturity Date”) or (ii) the date on which the Company consummates an initial Business Combination.

The Convertible Note entered into by the Company on March 23, 2023 was issued to Moss Ridge PTY LTD (“Moss Ridge”) for a principal sum of up to $534,723.35 and the Convertible Note entered into by the Company on March 24, 2023 was issued to Anthony Julien (“Julien” and, together with Moss Ridge, each a “Payee” and, collectively, the “Payees”) for a principal sum of up to $14,636.

Pursuant to the terms of the Convertible Notes, each Payee will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Notes into warrants to purchase the Company’s shares of common stock, at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

On March 24, 2023, the Company also issued an unsecured promissory note (the “March 24 Promissory Note”) to Gardiner Warrant Holdings LLC, an affiliate of the Company, pursuant to which the Company is entitled to borrow an aggregate of up to $14,190.00 for costs, fees and expenses related to the Company’s operations, including those relating to the preparation, negotiation and consummation of an intended Business Combination. All unpaid principal under the March 24 Promissory Note will be due and payable in full on the earlier of (i) the Maturity Date or (ii) the date on which the Company consummates a Business Combination.

In connection with entering into the Convertible Notes, on February 6, 2023, the Payees and the co-sponsors entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the co-sponsors agreed to assign and transfer to the Payees a certain number of shares of common stock owned by the co-sponsors, equal to 4.992 shares of Sponsor Common Stock for each One Hundred Dollars in principal loaned by such Payee, in accordance with the terms of such Sponsor Support Agreement, as an inducement for the Payees to make the loans.

On March 31, 2023, the Company issued an unsecured promissory note (the “March 31 Convertible Note”) to Moss Ridge, pursuant to which the Company borrowed the principal sum of $167,000 for costs, fees and expenses related to the Company’s operations, including those relating to the preparation, negotiation and consummation of an intended Business Combination. All unpaid principal under the March 31 Convertible Note will be due and payable in full on the earlier of (i) the Maturity Date or (ii) the date on which the Company consummates an initial business combination Business Combination.

Pursuant to the terms of the March 31 Convertible Note, Moss Ridge will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the March 31 Convertible Note into warrants to purchase the Company’s shares of common stock, at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one share common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s IPO.

In connection with entering into the March 31 Convertible Note, on March 31, 2023, Moss Ridge and the co-sponsors entered into a Sponsor Support Agreement (the “March 31 Sponsor Support Agreement”), pursuant to which, among other things, the co-sponsors agreed to assign and transfer to Moss Ridge a certain number of shares of common stock owned by the co-sponsors, equal to 4.992 shares of Sponsor Common Stock for each One Hundred Dollars in principal loaned by Moss Ridge, in accordance with the terms of such March 31 Sponsor Support Agreement, as an inducement for Moss Ridge to make the loan.

On March 31, 2023, the Company received a letter (the “Letter”) from the staff at The Nasdaq Global Market (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Letter, the common stock, had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on Nasdaq. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 27, 2023, to regain compliance. The Letter notes that to regain compliance, the Company’s common stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends September 27, 2023. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market.

If the Company does not regain compliance by September 27, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The Company intends to actively monitor the Company’s MVLS between now and September 27, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.