Form 10-Q
period 2023-03-31
Gardiner Healthcare Acquisitions Corp.
filed 2023-08-09
CIK 1858912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of August 8, 2023, there were 3,758,900 shares of common stock, par value $0.0001 per share issued and outstanding.

GARDINER HEALTHCARE ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

i

PART 1. FINANCIAL STATEMENTS

Item 1. Interim Financial Statements

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$173,195	$15,810
Prepaid expenses and other assets	187,216	252,750
Total current assets	360,411	268,560

Investments held in trust account	20,277,303	20,294,981
TOTAL ASSETS	$20,637,714	$20,563,541

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$737,790	$544,971
Franchise tax payable	88,660	62,760
Income taxes payable	232,287	223,159
Convertible promissory notes, at fair value	713,285	—
Notes payable - related party	347,255	593,690
Total current liabilities	2,119,277	1,424,580
Derivative warrant liabilities	514,130	604,777
TOTAL LIABILITIES	2,633,407	2,029,357

COMMITMENTS AND CONTINGENCIES (NOTE 4)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 1,935,572 shares, respectively, at redemption value	19,969,141	20,021,848

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 2,156,250 shares issued and outstanding (excluding 1,935,572 shares subject to possible redemption)	216	216
Additional paid-in capital	—	—
Accumulated deficit	(1,965,050)	(1,487,880)
Total stockholders’ deficit	(1,964,834)	(1,487,664)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$20,637,714	$20,563,541

The accompanying notes are an integral part of these unaudited condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months
	ended March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$439,397	$368,075
Admin support costs - management salaries	106,465	107,890
Franchise tax	25,900	50,000
Total operating expenses	571,762	525,965

OTHER (EXPENSE) INCOME
Interest income on Investments held in Trust Account	69,366	—
Change in fair value on convertible promissory notes	78,074	—
Sponsor Support Agreement Pledge	(78,646)	—
Unrealized gain on Investments held in Trust Account	—	8,363
Change in fair value of warrants	90,647	964,667
Total other (expense) income, net	159,441	973,030

(Loss) Income Before Provision for Income Taxes	(412,321)	447,065
Income tax expense	9,128	—

Net (loss) income	$(421,449)	$447,065

Weighted average shares outstanding of redeemable common stock	1,935,572	8,625,000
Basic and diluted net (loss) income per share, redeemable common stock	$(0.07)	$0.04
Weighted average shares outstanding of non-redeemable common stock	2,156,250	2,156,250
Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.14)	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock Subject				Additional		Total
	To Possible Redemption		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	deficit
Balance, December 31, 2022	1,935,572	$20,021,848	2,156,250	$216	$—	$(1,487,880)	$(1,487,664)
Remeasurement for Redeemable Common stock to redemption value	—	134,367	—	—	—	(134,367)	(134,367)
Revision to redemption price of common stock (see Note 2)	—	(187,074)	—	—	—	—	—
Sponsor Support Agreement Pledge	—	—	—	—	—	78,646	78,646
Net loss	—	—	—	—	—	(421,449)	(421,449)
Balance, March 31, 2023	1,935,572	$19,969,141	2,156,250	$216	$—	$(1,965,050)	$(1,964,834)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock Subject				Additional		Total
	To Possible Redemption		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	deficit
Balance, December 31, 2021	8,625,000	$87,112,500	2,156,250	$216	$—	$(855,449)	$(855,233)
Net Income	—	—	—	—	—	447,065	447,065
Balance, March 31, 2022	8,625,000	$87,112,500	2,156,250	$216	$—	$(408,384)	$(408,168)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months	For the three months
	ended March 31, 2023	ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(421,449)	$447,065
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value on convertible promissory notes	(78,074)	—
Sponsor Support Agreement Pledge	78,646	—
Unrealized gain on Investments held in Trust Account	—	(8,363)
Change in fair value of warrants	(90,647)	(964,667)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	65,534	(493,729)
Accounts payable and accrued expenses	192,819	97,231
Notes payable - related party	—	30,000
Income taxes payable	9,128	—
Franchise tax payable	25,900	(13,989)
Net cash used in operating activities	(218,143)	(906,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemptions	187,074	—
Purchase of marketable securities held in Trust Account	(69,396)	—
Funding of trust account	(100,000)	—
Net cash flows provided by investing activities	17,678	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable - related party	(460,735)	—
Proceeds from notes payable - related party	214,300	—
Proceeds from convertible promissory notes	791,359	—
Revision to redemption price of common stock	(187,074)	—
Net cash flows provided by financing activities	357,850	—

NET CHANGE IN CASH	$157,385	$(906,452)

CASH, BEGINNING OF PERIOD	15,810	1,403,500

CASH, END OF PERIOD	$173,195	$497,048

Supplemental disclosure of noncash activities:
Remeasurement of common stock subject to possible redemption	$134,367	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, related to the Company’s formation and initial public offering (“IPO” or “Initial Public Offering”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 22, 2021. On December 27, 2021, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,450,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsors, Gardiner Healthcare Holdings, LLC (the “Sponsor”), Chardan Gardiner LLC (“Chardan Gardiner”), and CCMAUS Pty Ltd. (“CCMAUS”) generating gross proceeds of $4,450,000.

Net proceeds from the IPO and the sale of the Units and the Private Placement Warrants was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Simultaneously with the closing of the IPO, the Company consummated a private sale of an additional 393,750 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $393,750. A total of $87,112,500 of the net proceeds from the IPO (including the Over-allotment Units (as defined below)) and the sale of Private Placement Warrants was placed in a U.S.-based trust account. The Over-allotment Units are additional Units sold at the time of the IPO that are identical to the Units sold at the IPO.

Each whole Private Placement Warrant will be exercisable to purchase one share of common stock at a price of $11.50 per share, if a Business Combination is completed by the Company. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will be worthless.

The amounts placed in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. Such amounts will continue to be invested in such manner until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, unless the Company earlier instructs the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account on or before the expiry of the 24-month anniversary of the effective date of the Company’s IPO prospectus.

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

It is possible that a claim could be made that the Company has been operating as an unregistered investment company. If the Company was deemed to be an investment company for purposes of the Investment Company Act, it might be forced to abandon its efforts to complete an initial business combination and instead be required to liquidate. If the Company is required to liquidate, its investors would not be able to realize the benefits of owning stock in a successor operating business, such as any appreciation in the value of the Company’s securities following such a transaction, the Company’s warrants would expire worthless and its shares of common stock would have no value apart from their pro rata entitlement to the funds then-remaining in the Trust Account.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, there is a greater risk that the Company may be considered an unregistered investment company, in which case the Company may be required to liquidate. It is possible that to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company may instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account on or before the expiry of the 24-month anniversary of the effective date of the Company’s IPO prospectus, and to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial Business Combination or liquidation. If the Company decides to effect such liquidation, the Company will issue a press release announcing such liquidation. If the Company liquidates the trust assets and hold all funds in the Trust Account in cash only, following such liquidation, the Company will likely continue to receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount its public stockholders would receive upon any redemption or liquidation of the Company.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve a Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s Public Warrants. At March 31, 2023 the redemption value of the redeemable shares was approximately $10.32 per share.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants as described in Note 6), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of a Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of a Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Company’s amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares sold in the IPO, without the prior consent of the Company.

On December 21, 2022, the Company’s stockholders amended the Company’s amended and restated certificate of incorporation to allow the Company to extend (the “Extension”) the date by which it has to consummate a Business Combination (the “Combination Period”) for an additional three (3) months, from December 27, 2022 to March 27, 2023, by depositing into the Trust Account $300,000 for the three-month extension, and thereafter to extend the Combination Period up to three (3) times by an additional month each time (or up to June 27, 2023) by depositing into the Trust Account $100,000 for each additional month extension. In connection with the votes to approve the Extensions, the holders of 6,689,428 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.19 per share, for an aggregate redemption amount of approximately $68,165,271.

On December 28, 2022 the Company deposited $300,000 into the Trust Account to extend the date by which it has to consummate a business combination to March 27, 2023. On March 23, 2023, Gardiner Healthcare exercised an Extension and deposited $100,000 into the trust account in order to extend the Combination Period to April 27, 2023. In April and May 2023, the Company further exercised an Extension and deposited a total of $200,000 of the funds borrowed under the Convertible Promissory Note into the Trust Account to extend the Combination Period to June 27, 2023.

On June 20, 2023, at a special meeting of stockholders, the Company’s stockholders amended the Company’s amended and restated certificate of incorporation to allow the Company to extend (the “Extension”) the date by which it has to consummate a Business Combination for an additional one (1) month, from June 27, 2023 to July 27, 2023, by depositing into the Trust Account $100,000 for the one-month extension, and thereafter to extend the Combination Period up to five (5) times by an additional month each time (or up to December 27, 2023) by depositing into the Trust Account $100,000 for each additional month extension. On June 27, 2023, the Company exercised an Extension and $100,000 was deposited into the Trust Account in order to extend the Combination Period to July 27, 2023. On July 21, 2023 the Company notified the Trust of its intention to extend the date by which it has to consummate a business combination to August 27, 2023 and on July 27, 2023 $100,000 was deposited into the Trust  Account.

In connection with the votes to approve the Extensions on June 20, 2023, the holders of 332,922 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of $3,500,301, leaving $16,850,066 in the Trust Account.

If the Company is unable to complete a Business Combination by August 27, 2023 (or up to December 27, 2023, as extended), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 27, 2023, to regain compliance. The Letter notes that to regain compliance, the Company’s common stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends September 27, 2023. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

If the Company does not regain compliance by September 27, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The Company intends to actively monitor the Company's MVLS between now and September 27, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

Risks and Uncertainties

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $173,195 in its operating bank accounts, and $20,277,303 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working deficit of $1,758,866.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the current liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

through one year from the date that the financial statements were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has until August 27, 2023 to consummate a business combination with the option to extend up to four (4) additional times by an additional month each time (or up to December 27, 2023) by depositing into the trust account $100,000 for each additional month extension. It is uncertain that the Company will be able to consummate a business combination by the specified period. If a business combination is not consummated by August 27, 2023, and the monthly options to extend up to December 27, 2023 are not exercised (and the stockholders of the Company do not agree to further amend our amended and restated certificate of incorporation to allow for a further extension of the Combination Period or the Company does not implement any such further extension), there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the statement of financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim results.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were in an interest bearing demand deposit account. Demand deposit accounts are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). Gains and losses resulting from the change in fair value of assets held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of assets held in Trust Account are determined using available market information.

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

The Company’s Founder Shares were granted to certain independent directors subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period ended March 31, 2023 or March 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The fair value of the Company’s assets and liabilities other than the derivative warrant liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 2.2% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022 due to changes in fair value in warrant liability, the discount to fair value on the convertible promissory notes, the Sponsor Support Agreement Pledge (see Note 3) and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

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

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On December 21, 2022, as a result of the Company’s special meeting, the holders of 6,689,428 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.19 per share, for an aggregate redemption amount of approximately $68,165,271. The amount was based on an estimate of the amount of funds available to the redeemable shareholders at the time of the redemption. As a correction of an immaterial error, in January 2023, a revision to the redemption price was paid to the redeeming stockholders for an aggregate of $187,074 or approximately $0.03 per share. On March 31, 2023 and December 31, 2022, 1,935,572 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

For the three months ended March 31, 2023:

Net loss	$(421,449)
Accretion of temporary equity to redemption value	(134,367)
Net loss including accretion of temporary equity to redemption	$(555,816)

Basic and diluted net (loss) income per share:

	Redeemable	Non- Redeemable
	shares	Shares
Numerator:
Allocation of net loss including accretion of temporary equity to redemption	(262,920)	(292,896)
Plus: Accretion applicable to Class A redeemable shares	134,367	—
Total loss by class	$(128,553)	$(292,896)

Denominator:
Weighted Average Shares outstanding	1,935,572	2,156,250
Basic and diluted net (loss) income per share	$(0.07)	$(0.14)

For the three months ended March 31, 2022:

Net income	$447,065
Accretion of temporary equity to redemption value	—
Net income including accretion of temporary equity to redemption	$447,065

Basic and diluted net (loss) income per share:

	Redeemable	Non- Redeemable
	shares	Shares
Numerator:
Allocation of net income including accretion of temporary equity to redemption	357,652	89,413
Plus: Accretion applicable to Class A redeemable shares	—	—
Total income by class	$357,652	$89,413

Denominator:
Weighted Average Shares outstanding	8,625,000	2,156,250
Basic and diluted net (loss) income per share	$0.04	$0.04

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

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Related Party Transactions

Founder Shares

On March 25, 2021, the Initial Stockholders purchased 2,156,500 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001 per share for an aggregate price of $25,000.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until (A) with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of the initial Business Combination and date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganization and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, and (B) with respect to the remaining 50% of the Founder Shares, six month after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. Chardan has agreed to waive their rights to its Business Combination marketing agreement fee (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Non-Convertible Promissory Notes – Related Parties

On March 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a sponsor note, which was amended and restated by that certain amended and restated promissory note dated July 30, 2021, and further amended and restated by that certain second amended and restated promissory note dated December 13, 2021 (the “Initial Note”). This loan was non-interest bearing and became payable on IPO.

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On December 7, 2022, the Company issued a Third Amended and Restated Promissory Note (the “Amended Initial Note”) to Gardiner Healthcare Holdings, LLC, a Delaware limited liability company (the “Lender”), one of the Company’s sponsors. The Amended Initial Note amends, restates, replaces and supersedes the Initial Promissory Note dated December 13, 2021, as amended. Pursuant to the Amended Initial Note, the Lender agreed to loan the Company up to an aggregate principal amount of $1,500,000. The Amended Initial Note is non-interest bearing and all outstanding amounts under the Amended Initial Note is due on the earlier of: (i) June 27, 2023, or (ii) the date on which the Company consummates an initial business combination.

On March 24, 2023, the Company issued an unsecured promissory note to Gardiner Warrant Holdings LLC, an affiliate of the Company (the “Warrant Holdings Promissory Note”), pursuant to which the Company was entitled to borrow an aggregate of $14,190. The Warrant Holdings Promissory Note was non-interest bearing and all outstanding amounts under the Warrant Holdings Promissory Note would have been due on the earlier of: (i) June 27, 2023, or (ii) the date on which the Company consummates an initial business combination.

As of March 31, 2023 and December 31, 2022, $347,255 and $593,690 was outstanding under the Amended Initial Note and the Warrant Holdings Promissory Note and are reported on the condensed balance sheets as Notes payable - related party.

Non-Convertible Promissory Notes

In April 2023, the Company entered into an unsecured promissory note to an unrelated third party for an aggregate of $30,000 (“MR Promissory Note”). The MR Promissory Note was non-interest bearing, was not convertible into any securities of the Company, and all outstanding amounts under the MR Promissory Note would have been due on the earlier of: (i) June 27, 2023, or (ii) the date on which the Company consummates an initial Business Combination. There were no covenants associated with the MR Promissory Note.

Convertible Promissory Notes

In order to finance transaction costs in connection with a Business Combination, during the three months ended March 31, 2023, the Company entered into multiple convertible promissory notes (the “Working Capital Loans”). As of March 31, 2023 and December 31, 2022, $791,359 and $0, respectively, was drawn on the Working Capital Loans. The Working Capital Loans are reported as convertible promissory notes, at a fair value of $713,285 and $0 at March 31, 2023 and December 31, 2022, respectively, on the accompanying condensed balance sheets.

There were no covenants associated with the Working Capital Loans.

The Company accounts for the Working Capital Loans in accordance with the guidance contained in ASC 825 “Financial Instruments”. Such guidance allows for, and the Company  elected to report the value of the Working Capital Loans under the fair value option. Accordingly, the Company classified each of the Working Capital Loans as a liability at its fair value and recognizes each borrowing, when drawn, at fair value with a gain or loss recognized at issuance. This liability would have been subject to re-measurement at each balance sheet date. With each such re- measurement, the liability would have been adjusted to fair value, with the change in fair value recognized in the statements of operations.

From April 18, 2023 to May 1, 2023, the Company issued additional convertible promissory notes (“Supplemental Working Capital Loans”) and borrowed an aggregate of $350,000 of an aggregate of $425,000 available. The Supplemental Working Capital Loans contain the same terms as the Working Capital Loans, were non-interest bearing and were to be used for a portion of the expenses of the Company.

The Working Capital Loans and the Supplemental Working Capital Loans (in total, “Convertible Notes”) were non-interest bearing and were to be used for a portion of the expenses of the Company. The Convertible Notes were due the earlier of June 27, 2023, or the date of a Business Combination. If the Company completed a business combination, the Company would have repaid the Convertible Notes out of the proceeds of the Trust Account released to the Company. Otherwise, the Convertible Notes would have been repaid only out of funds held outside the Trust Account. Additionally, the issuers of the Convertible Notes could have converted the unpaid principal balance into whole warrants (“Conversion Warrants”) identical to the Private Placement Warrants at a conversion price equal to $1.00 per warrant. As described below, on June 29, 2023, the Convertible Notes were cancelled in full without any payment required by the Company.

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Cancellation of Notes

On June 29, 2023, the Company, the Sponsor (together with Company the “Borrowers” and each a “Borrower”) and the issuers of the Non-convertible Notes and Convertible Notes (together “Lenders”), entered into a Cancellation and Release Agreement (the “Cancellation and Release Agreement”) pursuant to which each Borrower and Lenders agreed that in consideration for the Lenders receiving membership units in Gardiner Founder LLC, a Delaware limited liability company (“Gardiner Founder”), which is the parent of the Sponsor, the aggregate of $1,485,549 in outstanding principal under the Non-convertible Notes and the Convertible Notes, were cancelled without any payment required by the Borrower to the Lender.

Below is a summation of each note and amounts cancelled for each note as of June 29, 2023, the date of the Cancellation and Release Agreement.

Amended Initial Note	$300,000
Warrant Holdings Promissory Note	14,190
MR Promissory Note	30,000
Total Non-convertible Notes	$344,190

Working Capital Loans	791,359
Supplemental Working Capital Loans	350,000
Total Convertible Notes	$1,141,359

Total Non-convertible Notes and Convertible Notes	$1,485,549

Sponsor Support Agreement Pledge

In connection with entering into the Convertible Promissory Notes, the Company’s Sponsors entered into a Sponsor Support Agreement (the “Sponsor Support Agreement Pledge”), pursuant to which, among other things, the Sponsors agreed to assign and transfer to the issuers of the Convertible Promissory Notes a certain number of shares of Common Stock owned by the Sponsors upon completion of a Business Combination in accordance with the terms of such Sponsor Support Agreement Pledge, as an inducement for the issuers to make the loan. As of March 31, 2023, 79,009 shares had been pledged to be transferred to the issuers of the Convertible Promissory Notes. In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders”, at the date of the issuance, the Company recognized an expense of $78,646 related to the obligation to transfer the shares as reported on the condensed statement of operations.

The fair value of the Sponsor Support Agreement Pledge was determined as of the issuance date using a probability-weighted income approach as the Sponsor Support Agreement Pledge contained various settlement outcomes and used the closing price of the Class A common stock adjusted for a discount for lack of marketability. The significant assumptions used to estimate the fair value of the Sponsor Support Agreement Pledge involved inherent uncertainties and the application of significant judgment. The estimated fair value of the Sponsor Support Agreement Pledge was determined using Level 3 inputs.

In connection with the Cancellation and Release Agreement, the Lenders entered into a Termination of Sponsor Support Agreements Pledge (“Termination Agreement”), effective as of June 29, 2023, pursuant to which the Sponsors and the Lenders agreed to terminate the various Sponsor Support Agreement Pledges.

Support Services

The Company paid the Sponsor fees following the consummation of the IPO until the earlier of the consummation of a Business Combination or liquidation for administrative support services. This fee is capped at $300,000. For the three months ended March 31, 2023 and 2022, $0 and $30,000, respectively, has been expensed and paid for these services. At March 31, 2023 and December 31, 2022 no amounts were due for these services.

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Consulting Fees

The Company pays certain officers and directors of the Company an aggregate of approximately $38,750 per month following the consummation of the IPO until the earlier of the consummation of a Business Combination for consulting services. For the three months ended March 31, 2023 and 2022, $106,465 and $107,890 has been expensed under this arrangement, respectively. At March 31, 2023 and December 31, 2022 no amounts were due for these services.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

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

Note 5 — Warrant Liabilities

The Company accounts for the 4,843,750 Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we have classified each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re- measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statements of operations.

Note 6 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the periods presented, there were no shares of preferred stock issued or outstanding.

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Common stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022 there were 2,156,250 shares of common stock outstanding (excluding 1,935,572 shares of common stock subject to possible redemption).

On October 15, 2021, Gardiner Healthcare, Chardan Gardiner and CCMAUS collectively granted 100,000 founder shares to our independent directors, Dr. Linton, Dr. Sciavolino, Mr. Ryan, and Mr. Rossen, with each independent director receiving 25,000 founder shares. Independent directors acknowledge that if either (i) the Company is no longer in good faith pursuing the consummation of an initial public offering of the Company; or (ii) at any time prior to consummation of an initial Business Combination, (a) independent director resigns as a director of the Company (other than a resignation in connection with such business combination), for any reason or no reason, or (b) independent director is removed as a director of the Company for cause, then, upon written notice, the transferred shares shall automatically be forfeited and transferred back for no consideration (see Note 8).

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

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 7 — Fair Value Measurements

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

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were in an interest bearing demand deposit account. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2023
	Level 1	Level 2	Level 3
Assets:
Investments held in trust account	$20,277,303	$—	$—

Liabilities:
Warrant Liability- Private Placement Warrants	$—	$—	$514,130
Convertible Promissory Notes	$—	$—	$713,285

December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in trust account	$20,294,981	$—	$—

Liabilities:
Warrant Liability- Private Placement Warrants	$—	$—	$604,777

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

The following table provides quantitative information regarding Private Placement Warrants Level 3 fair value measurements at March 31, 2023 and at December 31, 2022:

	March 31, 2023	December 31, 2022
Share Price	$10.46	10.27
Exercise Price	$11.50	11.50
Term (years)	5.50	5.24
Industry Volatility	3.9%	5.1%
Risk Free Rate	3.52%	3.91%
Dividend Yield	0.00%	0.00%

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The fair value of the convertible promissory notes was determined using a probability-weighted income approach as the convertible promissory notes contained various settlement outcomes. The significant assumptions used to estimate the fair value of the convertible promissory notes involved inherent uncertainties and the application of significant judgment and included the time to maturity and the probability of the various settlement outcomes. The sensitivity of these inputs to the fair value of the convertible notes is assessed on a periodic basis. The estimated fair value of the Convertible Promissory Notes is determined using Level 3 inputs.

The following table provides quantitative information regarding Convertible Promissory Notes Level 3 fair value measurements at March 31, 2023:

March 31, 2023
Term (years)	5.5
Industry Volatility	3.55%
Risk Free Rate	3.52%
Dividend Yield	0.00%
Probability of consummating a business combination	10.5%
Liquidation with the principal repaid	84.5%
Liquidation without the principal repaid	5.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s financial instruments classified as Level 3:

	Warrant Liability- Private	Convertible Promissory
	Placement Warrants	Notes
Fair value at December 31, 2022	$604,777	$—
Issuance of Convertible Promissory Notes	—	791,359
Change in fair value	(90,647)	(78,074)
Fair value at March 31, 2023	$514,130	$713,285

Warrant Liability- Private
Placement Warrants
Fair value at December 31, 2021	$1,885,049
Change in fair value	(964,667)
Fair value at March 31, 2022	$920,382

GARDINER HEALTHCARE ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 8 — Subsequent Events

Late Filing of Form 10-Q

On May 23, 2023, the Company received a late filer notification letter (the “Letter”) from the Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that due to the delay in filing the Form 10-Q, the Company is not in compliance with Nasdaq Listing Rule 5250I(1), which requires listed companies to timely file all periodic financial reports with the SEC. The Letter had no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market. As stated in the Letter, in accordance with Nasdaq rules, the Company had 60 calendar days (i.e., until July 24, 2023) to submit a plan to regain compliance and if Nasdaq accepts such plan, Nasdaq can grant an exception of up to 180 calendar days from the Form 10-Q’s due date, or until November 20, 2023, to file the Form 10-Q and regain compliance. On July 24, 2023, the Company submitted a plan in writing to Nasdaq to regain compliance. If Nasdaq does not accept the plan, the Company will have the opportunity to appeal that decision to a hearings panel.

Transfer Back of Interest and Forfeiture of Rights

On June 29, 2023, the Company, the Sponsor, Gardiner Founder, and Janelle Anderson and Dave Jenkins, among other parties (each individual a “Provider”, and collectively, the “Providers” and each a related party), entered into a letter agreement pursuant to which the Providers transferred their membership interests in the Sponsor, which corresponded to 80,000 shares of common stock, par value $0.0001 per share, of the Company back to the Sponsor in consideration for an interest in Gardiner Founder and in furtherance of the foregoing, agreed to forfeit any and all rights in the Sponsor, including without limitation any rights in the event the Company completes a Business Combination and any and all rights in any assets of the Sponsor.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023, were organizational activities and those necessary to prepare for and close the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We have generated and expect to continue to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2023, we had a net loss of $421,449, which consists of operating expenses of $571,762 (driven by general and administrative expenses of $439,397, administrative support costs of $106,465, and accrual of Delaware franchise taxes of $25,900), sponsor support agreements of $78,646 and income tax expense of $9,128, offset by the change in fair value of warrants $90,647, change in fair value on convertible promissory notes $78,074, and interest income of $69,366.

For the three months ended March 31, 2022, we had a net profit of $447,065 which consists of the change in fair value of warrants of $964,667 and an unrealized gain on investments held in Trust account of $8,363 partially offset by operating expenses of $525,965 (driven by general and administrative expenses of $368,075, administrative support costs of $107,890, and accrual of Delaware franchise taxes of $50,000).

Liquidity and Going Concern

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

For the three months ended March 31, 2023, cash used in operating activities was $218,143, cash provided by investing activities was $17,678 and cash provided by financing activities was $357,850.

For the three months ended March 31, 2022, cash used in operating activities was $906,452.

As of March 31, 2023, we had investments held in the trust account of $20,277,303. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $173,195 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the office, similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until July 27, 2023 (as extended) to consummate a business combination with the option to extend up to two (5) times by an additional month each time (or up to December 27, 2023) by depositing into the trust account $100,000 for each additional month extension. It is uncertain that the Company will be able to consummate a business combination by the specified period. If a business combination is not consummated by July 27, 2023, as extended and the monthly options to extend up to December 27, 2023 are not exercised (and the stockholders of the Company do not agree to further amend our amended and restated certificate of incorporation to allow for a further extension of the Combination Period beyond July 27, 2023), there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Promissory Notes

On March 24, 2023, we issued an unsecured promissory note to Gardiner Warrant Holdings LLC, an affiliate of the Company (the “Warrant Holdings Promissory Note”), pursuant to which the Company is entitled to borrow an aggregate of $14,190. The Warrant Holdings Promissory Note is non-interest bearing and all outstanding amounts under the Warrant Holdings Promissory Note will be due on the earlier of: (i) June 27, 2023, or (ii) the date on which the Company consummates an initial business combination.

In order to finance transaction costs in connection with a Business Combination, during the three months ended March 31, 2023, we entered into multiple convertible promissory notes (the “Working Capital Loans” or “Convertible Promissory Notes”). These Working Capital Loans are non-interest bearing and are to be used for a portion of the expenses of the Company. If we complete a business combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the issuer of the Working Capital Loans may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) identical to the Private Placement Warrants at a conversion price equal to $1.00 per warrant (see Note 3).

We account for the Working Capital Loans in accordance with the guidance contained in ASC 825 “Financial Instruments”. Such guidance allows for, and the Company has elected to report the value of the Working Capital Loans under the fair value option. Accordingly, the Company has classified each the Working Capital Loans as a liability at its fair value and recognizes each borrowing, when drawn, at fair value with a gain or loss recognized at issuance. This liability is subject to re-measurement at each balance sheet date. With each such re- measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the statements of operations.

Special Meeting

On June 20, 2023, the Company held a special meeting of stockholders (the “special meeting”). The stockholders approved the proposal to amend (the “Charter Amendment”) the Company’s Charter by allowing the Company to extend (the “Extension”) the date by which it has to consummate a business combination (the “Combination Period”) for an additional one (1) month, from June 27, 2023 to July 27, 2023, by depositing into the trust account (the “trust account”) $100,000 (the “Extension Payment”) for the one-month extension, and thereafter to extend the Combination Period up to five (5) times by an additional month each time (or up to December 27, 2023) by depositing into the trust account $100,000 for each additional month extension. The Company has used funds from the Convertible Promissory Note to fund the Extension Payment.

In connection with the votes to approve the Extensions in June 2023, the holders of 332,922 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of approximately $3,500,301, leaving approximately $16,850,066 in the trust account, based on the approximately $20,350,367 held in the trust account as of June 15, 2023 (less funds that may be withdrawn to pay taxes).

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates other than significant assumptions made by management in the valuation of our derivative warrant liabilities and our convertible promissory notes.

Significant judgements are required by management in the valuation of our liability classified Private Placement Warrants and convertible promissory notes.

Inherent in a Monte Carlo pricing model we use for the Private Placement Warrants are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on industry historical volatility that matches the expected remaining life of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

We use a probability-weighted income model to determine the fair value of our convertible promissory notes using assumptions related to expected share-price volatility, expected life, risk-free interest rate, dividend yield and the probability of expected outcomes. We estimate the volatility of our common shares based on industry historical volatility that matches the expected remaining life of the Convertible Promissory Notes. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Convertible Promissory Notes. The expected life of the Convertible Promissory Notes is assumed to be the time remaining until consummation of a business combination. The dividend rate is based on the historical rate, which we anticipate to remain at zero. For the probability of expected outcomes, management makes assumptions about assumed future potential outcomes and assigns a probability of outcome percentage to each event. Actual deviations from our assumptions may have a material effect on our condensed financial statements.

Recent Accounting Standards

See Note 2 to the financial statements required of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

At December 31, 2022, we identified a material weakness in our internal control over financial reporting due to the classification of reinvestment of interest earned on investments held in our Trust Account in the statement of cash flows and our incorrect calculation of our earnings per share for the year ended December 31, 2022. At March 31, 2023, we identified additional material weaknesses our financial reporting processes related to the design of controls over the :

1.accrual of redemption payments; and

2.the review of third-party valuations.

Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements due to a lack of sufficient personnel with an appropriate level of internal control and accounting knowledge, training and experience commensurate with our financial reporting requirements.

Remediation Plan

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. To remediate these material weaknesses, we are developing a remediation plan with assistance from our accounting advisors and will dedicate additional resources and efforts to the remediation and improvement of our internal control over financial reporting. Specifically, management will implement an enhanced review of the financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 except as discussed below:

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022 set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations” is replaced in its entirety with the following risk factor:

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

Our failure to meet the continuing listing requirements of Nasdaq could result in a de-listing of our securities.

If we fail to satisfy the continuing listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), such as the corporate governance, minimum closing bid price requirements, or stockholders’ equity or minimum closing bid price requirements, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair our shareholders’ ability to sell or purchase our securities. In the event of a delisting, if possible,  we would likely take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

On March 31, 2023, the Company received a letter from Nasdaq notifying the Company that, for the 30 consecutive trading days prior to the date of such letter, the common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on Nasdaq. Such letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 27, 2023, to regain compliance. The letter from Nasdaq notes that to regain compliance, the Company’s common stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends September 27, 2023. The letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market).

The filing of this Form 10-Q does not bring us into compliance with Nasdaq Listing Rule 5450(b)(2)(A). If the Company does not regain compliance by September 27, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

On May 23, 2023, we received a written notification (the “Notice Letter”) from the Nasdaq Listing Qualifications department indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), as a result of our failure to file this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (this “Form 10-Q”) with the Securities and Exchange Commission (the “Commission”). The Notice Letter stated that, under Nasdaq Listing Rules, we have 60 calendar days from the date of the Notice Letter to submit a plan to regain compliance and if Nasdaq accepts our plan, Nasdaq can grant an exception of up to 180 calendar days from the due date of this Form 10-Q, or until November 20, 2023, to regain compliance. We have filed this Form 10-Q to cure our 10-Q filing deficiency and regain compliance with Nasdaq Listing Rule 5250(c)(1).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gardiner Healthcare Acquisitions Corp., dated December 21, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2023).

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gardiner Healthcare Acquisitions Corp., dated June 21, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 26, 2023).

3.4	Bylaws of Gardiner Healthcare Acquisitions Corp. dated March 25, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on October 22, 2021).
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

10.3	Form of Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Form 8-K filed with the SEC on March 29, 2023).
10.4	Promissory Note, dated as of March 24, 2023 (incorporated by reference to Exhibit 10.2 to the Current Form 8-K filed with the SEC on March 29, 2023).
10.5	Sponsor Support Agreement, dated as of March 24, 2023 (incorporated by reference to Exhibit 10.3 to the Current Form 8-K filed with the SEC on March 29, 2023).
10.6	Form of Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Form 8-K filed with the SEC on April 6, 2023).
10.7	Sponsor Support Agreement, dated as of March 31, 2023 (incorporated by reference to Exhibit 10.2 to the Current Form 8-K filed with the SEC on April 6, 2023).
10.8	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Form 8-K filed with the SEC on April 21, 2023).
10.9	Form of Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Form 8-K filed with the SEC on May 5, 2023).
10.10	Sponsor Support Agreement, dated as of May 1, 2023 (incorporated by reference to Exhibit 10.2 to the Current Form 8-K filed with the SEC on May 5, 2023).
10.11

Second Amendment to the Investment Management Trust Agreement, dated June 20, 2023, by and between Gardiner Healthcare Acquisitions Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Form 8-K filed with the SEC on June 26, 2023).

10.12	Cancellation and Release Agreement, dated as of June 29, 2023 (incorporated by reference to Exhibit 10.1 to the Current Form 8-K filed with the SEC on July 6, 2023).
10.13	Termination of Sponsor Support Agreements, signed July 17, 2023, effective as of June 29, 2023 (incorporated by reference to Exhibit 10.1 to the Current Form 8-K filed with the SEC on July 20, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

GARDINER HEALTHCARE ACQUISITIONS CORP.

Date: August 8, 2023	By:	/s/ Marc F. Pelletier
	Name:	Marc F. Pelletier
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ David P. Jenkins
	Name:	David P. Jenkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)